Form 10-Q
period 2014-08-31
Uni Line Corp.
filed 2014-10-10
CIK 1605810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2014

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-196336

Uni Line Corp.

(Exact name of small Business issuer as specified in its charter)

Nevada	2013	42-1777496
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Barons Court Road flat 1, London, W14 9DU, Great Britain (Address of principal executive offices)

+ 44 020 3287 6608
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   6,000,000 common shares issued and outstanding as of Octoberr 10, 2014.

UNI LINE CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Uni Line Corp. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

UNI LINE CORP.

BALANCE SHEET

AS OF AUGUST 31, 2014(UNAUDITED) AND FEBRUARY 28, 2014

ASSETS	August 31, 2014 (unaudited)		February 28, 2014

Current Assets
Cash and cash equivalents	$222		$4,922
Total Current Assets	222		4,922

Net Fixed Assets	1,150		1,150

Total Assets	$1,372		$6,072

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Account payable	$-		$3,500
Loan from director	6,600		100
Total Liabilities	6,600		3,600

Shareholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,000,000 shares issued and outstanding	6,000		6,000
Deficit accumulated during the development stage	(11,228)		(3,528)

Total Shareholders’ Equity	(5,228)		2,472

Total Liabilities and Shareholders’ Equity	$1,372	$	$ 6,072

See accompanying notes to unaudited financial statements.

UNI LINE CORP.

(STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2014

 (UNAUDITED)

	Three Months Ended August 31, 2014	Six Months Ended August 31, 2014
REVENUES	$0	$0

OPERATING EXPENSES
General and Administrative Expenses	2,976	7,700
TOTAL OPERATING EXPENSES	2,976	7,700
NET LOSS FROM OPERATIONS	(2,976)	(7,700)
PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(2,976)	$(7,700)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,000,000	6,000,000

See accompanying notes to unaudited financial statements.

UNI LINE CORP.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS PERIOD ENDED AUGUST 31, 2014

 (UNAUDITED)

For the Six Months Ended August 31, 2014
Cash flows from operating activities:
Net loss for the period	$(7,700)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Increase in Accounts Payable	(3,500)
Cash Flow used in operating activities	(11,200)

Cash flows from investing activities:
Purchase of Equipment	-
Cash Flow used in investing activities

Cash flows from financing activities:
Proceeds from sale of common stock
Loans payable	6,500
Cash Flow provided by financing activities	6,500

Net increase (decrease) in cash	(4,700)

Cash, beginning of the period	4,922
Cash, end of the period	$222

Supplemental Cash Flow Information:
Interest paid	$-
Income taxes paid	$-

See accompanying notes to unaudited financial statements.

UNI LINE CORP.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2014

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Uni Line Corp. was incorporated in the State of Nevada on September 05, 2013. We are in the development-stage formed to sell freshly squeezed juices from mobile stands in London, United Kingdom.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of August 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

The accompanying balance sheet as of February 28, 2014, has been derived from audited financial statements.

The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s latest Form S-1.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a February 28 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $222 of cash as of August 31, 2014.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

UNI LINE CORP.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2014

(UNAUDITED)

Foreign Currency

The financial statements of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. The operations will be maintained in United Kingdom Pounds and the consolidated into the Company results in foreign currency translation adjustments which are recognized as other comprehensive income. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statements of Operations:

(i)	Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;
(ii)	Non-Monetary items including equity are recorded at the historical rate of exchange; and
(iii)	Revenues and expenses are recorded at the period average in which the transaction occurred

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2014.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to February 28, 2014 through the date these financial statements were issued.

UNI LINE CORP.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2014

(UNAUDITED)

NOTE 4- FIXED ASSETS

Company purchased Super Angel All Stainless Steel Twin Gear Juicer- 5500.

	August 31, 2014	February 28, 2014
Fixed assets:
Equipment	$ 1,150	$ 1,150
Less: accumulated depreciation	0	0
Net fixed assets	$ 1,150	$ 1,150

No depreciation was recorded during the period from inception through August 31, 2014

NOTE 5 – LOAN FROM DIRECTOR

On January 1, 2014, a director loaned $100 to the Company to open bank account.

On April 3, 2014, a director loaned $3,000 to the Company.

On May 01, 2014, a director loaned $1,500 to the Company

On June 30, 2014, a director loaned $2,000 to the Company

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $6,600 as of August 31, 2014.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On January 24, 2014, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000 at $0.001 per share.

There were 6,000,000 shares of common stock issued and outstanding as of August 31, 2014.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – INCOME TAXES

As of August 31, 2014, the Company had net operating loss carry forwards of approximately $11,228 that August be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which August arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

UNI LINE CORP.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2014

(UNAUDITED)

The provision for Federal income tax consists of the following:

August 31, 2014
Federal income tax benefit attributable to:
Current Operations	$ 2,618
Less: valuation allowance	(2,618)
Net provision for Federal income taxes	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2014	February 28, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 3,818	$ 1,200
Less: valuation allowance	(3,818)	(1,200)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $11,228 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards August be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT NOTICE

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

GENERAL

Uni Line Corp was incorporated in the State of Nevada as a for-profit company on September. 05, 2013.Company established a fiscal year end of February 28. We are planning to start operations in the business of selling freshly squeezed juices from mobile stands in London, United Kingdom. We do not have revenues, have minimal assets and have incurred losses since inception.

PRODUCT

We plan on purchasing the following type of equipment:

Super Angel All Stainless Steel Twin Gear Juicer (Model: 5500, Supplier: Amazon.com Inc.)

Super Angel is juice extractor with all stainless steel construction in the world. Super Angel Living Juice Extractor can juice almost anything from carrot and apples to wheatgrass and spinach. All stainless steel design incorporates a twin gear impeller press system that powerfully rotates at a low 86 rpm (the most ideal speed), that can keep all enzymes and nutrients alive in the juice. Super Angel Juicer is perfect for wheat grass, barley grass, leafy greens, herbs and sprouts. Dimensions of the juice extractor are: 19" H x 7.8" W x 10.5" D.

Stainless Steel Under counter Service Refrigerator (Model: Polar CD080, Supplier:  JJ Martin (Catering Appliance Superstore) Ltd )

Under counter fridge, fully lockable with LED digital temperature display and rear castors for maneuverability. Dimensions of refrigerator are: 850(h) x 600(w) x 600(d) mm, refrigeration capacity 150 l.

Juice Service Stand

Each stand is one meter wide, two meters long and one meter high. (2m square). The stand will be delivered to the location by truck. The cost of the delivery is included in the price of the stand. The cost of the juice extractor does not include delivery to the location of the stand but it does include shipping from manufacture to our office. Due to the size of the juice extractor, delivery to the location of the stand it will be done by the car. Our director and president Roman Ehlert owns a truck and a small 2m trailer in his present possession which  he intend to use to move our stands to different locations when necessary. Transportation between different locations, due to the size of the stand: 1m H x 1m W x 2m L will be done by small pickup truck or on a trailer.

RESULTS OF OPERATIONS

We are in the development stage and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE AND SIX MONTHS PERIOD ENDED AUGUST 31, 2014

Our net losses for the three and six months period ended August 31, 2014 $2,976, and $7,700 respectively. During the three and six month period ended August 31, 2014 we have not generated any revenue.

During the three and six months period ended August 31, 2014 our operating expenses were bank service charges and professional fees. The weighted average number of shares outstanding was 6,000,000 for the three and six months period ended August 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS PERIOD ENDED AUGUST 31, 2014

As at August 31, 2014, our total assets were $1,372. Total assets were comprised of $222 in cash and fixed assets of $1,150. As at August 31, 2014, our current liabilities were $6,600. Stockholders’ equity was a deficit of $5,228.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months period ended August 31, 2014, net cash flows used in operating activities was $(11,200).

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months period ended August 31, 2014, we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. For the six months period ended August 31, 2014, net cash flows provided by financing activities was $6,500.

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties. Roman Ehlert, our president and director, may lend us funds. However, Mr. Ehlert has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

GOING CONCERN

The independent auditors' audit report accompanying our February 28, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

OFF-BALANCE SHEET ARANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom, on October 10, 2014.

UNI LINE CORP.

By:
	Name:	Roman Ehlert
	Title:	President
(Principal Executive, Financial and Accounting Officer)