Form 10-Q
period 2014-11-30
Uni Line Corp.
filed 2016-06-01
CIK 1605810

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-196336

UNI LINE CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	2013 (Primary Standard Industrial Classification Number)	EIN 42-1777496 (IRS Employer Identification Number)

 Barons Court Road flat 1, London, W14 9DU,

Great Britain

+ 44 020 3287 6608

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

1 | Page

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 30, 2014
Common Stock: $0.001	8,110,000

3 | Page

UNI LINE CORP.

BALANCE SHEET

AS OF NOVEMBER 30, 2014

ASSETS	November 30, 2014 (unaudited)	February 28, 2014
Current Assets
Cash and cash equivalents	$ 4,666	$ 4,922
Total Current Assets	4,666	4,922
Net Fixed Asset	1,150	1,150
Total Assets	$ 5,816	$ 6,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued Expenses	0	0
Long Term Liabilities Loan from director	12,100	100
Account Payable		3,500
Total Liabilities	12,100	3,600
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 8,110,000 and 6,000,000 shares issued and outstanding respectively;	8,110	6,000
Additional paid in capital	18,978	0
Deficit accumulated during the development stage	(33,372)	(3,528)
Total Stockholders’ Equity	(6,284)	2,472

Total Liabilities and Stockholders’ Equity	$ 5,816	$ 6,072

See accompanying notes to financial statements.

4 | Page

UNI LINE CORP.

THE STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIOD

 ENDED NOVEMBER 30, 2014

(unaudited)

	For the three months period ended November 30, 2014	For the nine months period ended November 30, 2014

REVENUES	$ 0	$ 0
OPERATING EXPENSES
General Administrative Expenses	22,145	29,844

TOTAL OPERATING EXPENSES	22,145	29,844

NET LOSS FROM OPERATIONS	(22,145)	(29,844)
PROVISION FOR INCOME TAXES	0	0

NET LOSS	$ (22,145)	$ (29,844)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,539,565	6,513,188

See accompanying notes to financial statements.

5 | Page

UNI LINE CORP.

THE STATEMENT OF CASH FLOWS

FOR THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2014

(unaudited)

For the nine months ended November 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (29,844)
Adjustments to reconcile net loss to net cash (used in) operating activities: Increase (Decrease) in Accounts Payable and Accrued Liabilities	(3,500)
CASH FLOWS USED IN OPERATING ACTIVITIES	(33,344)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	0
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	0

CASH FLOWS FROM FINANCING ACTIVITIES
Loans/ Promissory Notes	12,000
Proceeds from sale of common stock	21,088
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	33,088

NET DECREASE IN CASH	(256)
Cash, beginning of period	4,922
Cash, end of period	$ 4,666

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0
Income taxes paid	$ 0

See accompanying notes to condensed financial statements

6 | Page

UNI LINE CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2014

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Uni Line Corp. was incorporated in the State of Nevada on September 05, 2013. We are in the development-stage formed to sell freshly squeezed juices from mobile stands in London, United Kingdom.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception has been considered as part of the Company's development stage activities.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Interim Financial Statements

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements and it is management’s opinion that all adjustments necessary for a fair presentation for the interim periods have been made, and that all adjustments are of a normal recurring nature that there were no adjustments other than normal recurring adjustments.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of November 30, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $4,666 of cash and cash equivalents as of November 30, 2014.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2014.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”.  The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively.  The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements for the Company.

NOTE 3 – LOAN FROM DIRECTOR

On January 1, 2014, a director loaned $100 to the Company to open bank account.

On April 3, 2014, a director loaned $3,000 to the Company.

On May 01, 2014, a director loaned $1,500 to the Company.

On June 30, 2014, a director loaned $2,000 to the Company.

On September 3, 2014, a director loaned $5,500 to the Company.

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $12,100 as of November 30, 2014.

NOTE 4- FIXED ASSETS

Company purchased Super Angel All Stainless Steel Twin Gear Juicer- 5500.

	November 30, 2014	February 28, 2014
Fixed assets:
Equipment	$ 1,150	$ 1,150
Less: accumulated depreciation	0	0
Net fixed assets	$ 1,150	$ 1,150

No depreciation was recorded during the period from inception through November 30, 2014.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On January 24, 2014, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000 at $0.001 per share.

As of November 30, 2014, the Company issued 2,110,000 shares of common stock to 28 shareholders for cash proceeds of $ of 21,088 at $0.01 per share.

There were 8,110,000 shares of common stock issued and outstanding as of November 30, 2014.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

7 | Page

NOTE 6 – INCOME TAXES

As of November 30, 2014, the Company had net operating loss carry forwards of $33,372 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

November 30, 2014
Federal income tax benefit attributable to:
Current Operations	$ 10,147
Less: valuation allowance	(10,147)
Net provision for Federal income taxes	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	November 30, 2014	February 28, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 11,346	$ 1,200
Less: valuation allowance	(11,346)	(1,200)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $33,372 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to May 13, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

FORWARD LOOKING STATEMENTS

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

8 | Page

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

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

Three and Nine Months Period Ended November 30, 2014

Our net loss for the three and nine months periods ended November 30, 2014 were $22,145 and $29,844. During the three and nine months period ended November 30, 2014 we have not generated any revenue.

The weighted average number of shares outstanding was 7,539,565 for the three months period ended November 30, 2014 and 6,513,188 for nine months period ended November 30, 2014.

Liquidity and Capital Resources

Three Months Period Ended November 30, 2014

As at November 30, 2014, our total assets were $5,816. Total assets were comprised of $4,666 in cash and $1,150 in fixed assets (equipment purchase).  As at November 30, 2014, our current liabilities were $12,100. Stockholders’ equity was $(6,284) as of November 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended November 30, 2014, net cash flows used in operating activities was $33,344.

Cash Flows from Investing Activities

9 | Page

We have not generated cash flows from investing activities for the period nine months ended November 30, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended November 30, 2014, cash flow for financing activities was $33,088 received from proceeds from issuance of common stock and director loan.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our February 28, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

10 | Page

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

11 | Page

Exhibits:

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Uni Line Corp.
Dated: May 31, 2016	By: /s/ ROMAN EHLERT
ROMAN EHLERT , President and Chief Executive Officer and Chief Financial Officer

12 | Page