Form 10-K
period 2015-02-28
Uni Line Corp.
filed 2016-06-21
CIK 1605810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of February 28, 2015, the registrant had 8,110,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of February 28, 2015.

TABLE OF CONTENTS

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 GENERAL

We were incorporated in the State of Nevada on September 05, 2013.  We are in the business of selling freshly squeezed juices from mobile stands in London, United Kingdom.

Taking advantage of mobility of our juice stands we are going to place them at what we believe to be popular tourist places including strip centers, power centers and shopping malls during the colder period of the year and sport sites events. At present moment we do not have customers or juice stands and we currently have minimal operations. We intend to place such juice stands in places we believe are popular places for tourists and places with high volume of people traffic.

MARKETING/ LOCATIONS

The sales and marketing strategy is to focus placing Juice stands in places that are frequented by people such as:

     1.   tourist attractions,

     2.   strip centers, power centers, shopping malls,

     3.   health and fitness clubs,

     4.   transportation hub such as bus, train, subway, airports, marinas.

PROMOTIONAL STRATEGY

The company will promote in the following ways:

Stand              Media                        Frequency              Budget

Online         Website                        One time            $1,000

Online         Social Media                Ongoing             $1,000

Print            Promotional Flyers       Ongoing             $1,000-$4,000

Location      Poster, radio and TV    Ongoing             $500-$8,000

Location      Free Sampling              Ongoing             $1,500-$4,500

Referrals     Word of Mouth             Ongoing             Free

PRODUCT DESCRIPTION

We plan on purchasing the following type of equipment:

SUPER ANGEL ALL STAINLESS STEEL TWIN GEAR JUICER

MODEL: 5500

SUPPLIER: AMAZON.COM INC.

Super Angel Living Juice Extractor is a juice extractor with all stainless steel construction. Based upon our President's experience with juicers, we believe that the Super Angel Living Juice Extractor can juice almost anything from carrot and apples to wheatgrass and spinach. Its all stainless steel design incorporates a twin gear impeller press system that powerfully rotates at a low 86 rpm speed that we believe can keep all enzymes and nutrients alive in the juice. We believe that the Super Angel Juicer is perfect for wheat grass, barley grass, leafy greens, herbs and sprouts. Dimensions of the juice extractor are: 19" H x 7.8" W x 10.5" D. Delivery is included.

STAINLESS STEEL UNDER COUNTER SERVICE REFRIGERATOR MODEL: POLAR CD080 SUPPLIER: JJ MARTIN (CATERING APPLIANCE SUPERSTORE) LTD

Under counter fridge, fully lockable with LED digital temperature display and rear castors for maneuverability. Dimensions of refrigerator are: 850(h) x 600(w) x 600(d) mm, refrigeration capacity 150 l. Delivery is included.

JUICE SERVICE STAND

Each stand is one meter wide, two meters long and one meter high. (2m square). The stand will be delivered to the location by truck. The cost of the delivery is included in the price of the stand. The cost of the juice extractor does not include delivery to the location of the stand but it does include shipping from manufacture to our office. Due to the size of the juice extractor, delivery to the location of the stand it will be done by the car. Our director and president

Roman Ehlert owns a truck and a small 2m trailer in his present possession that he intends to use to move our stands to different locations when necessary.  Transportation between different locations, due to the size of the stand: 1m H x 1m W x 2m L will be done by small pickup truck or on a trailer.

PRICING

Our pricing will be determined by averaging surrounding restaurants that provide our type of service and charging that average. We plan to raise the price of our product periodically to keep in pace with the rising commodity prices and inflation.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of February 28, 2015, no shares of our common stock have traded.

Number of Holders

As of February 28, 2015, the 8,110,000 issued and outstanding shares of common stock were held by a total of 27 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended February 28, 2014 and 2015.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

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

FISCAL YEAR ENDED FEBRUARY 28, 2014 COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 2015.

Our net loss for the fiscal year ended February 28, 2014 was $3,528 compared to a net loss of $29,844 during the fiscal year ended February 28, 2015. During fiscal years ended February 28, 2014 and 2015, the Company has not generated any revenue.

Expenses incurred during the fiscal year ended February 28, 2014 compared to fiscal year ended February 28, 2015 increased primarily due to the increased scale and scope of business operations.

The weighted average number of shares outstanding was 6,000,000 for the fiscal year ended February 28, 2014 and 6,902,548 for the fiscal year ended February 28, 2015.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED FEBRUARY 28, 2015 and 2014

As of February 28, 2015, our total assets were $1,150 comprised of equipment and our total liabilities were $7,334 comprised of advances from stockholder.

As of February 28, 2014, our total assets were $6,072 comprised of $4,922 of cash and $1,150 of equipment; liabilities consisted of accounts payable of $3,500 and loans from the director of $100.  Stockholders’ equity decreased from $2,472 as of February 28, 2014 to ($6,284) as of February 28, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended February 28, 2015, net cash flows used in operating activities were ($33,344) consisting of a net loss of ($29,844).

Cash Flows from Investing Activities

For the fiscal ear ended February 28, 2015, net cash flows from investing activities were zero. For the fiscal ear ended February 28, 2014, net cash flows from investing activities were (1,150).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended February 28, 2015, net cash from financing activities was $28,422 consisting of $21,088 proceeds from sale of common stock and $7,334 from loans and promissory notes.  For the fiscal year ended February 28, 2014, net cash from financing activities was $6,100 consisting of $6,000 proceeds from sale of common stock and $100 from loans and promissory notes.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our February 28, 2015 and February 28, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

UNI LINE CORP.

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Uni Line Corp.

We have audited the accompanying balance sheet of Uni Line Corp. as of February 28, 2015 and the related statements of operations, stockholders’ deficit and cash flows for the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Uni Line Corp. for the period from September 5, 2013 through February 28, 2014 were audited by other auditors whose report dated May 23, 2014, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, subject to the condition noted in the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Illumitry Corp. for the year ended December 31, 2015 and for the period from October 17, 2014 (inception) through December 31, 2014 and the results of its operations and cash flows for the year ended December 31, 2015 and for the period from October 17, 2014 (inception) through December 31, 2014 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

June 14, 2016

12

BALANCE SHEET

AS OF FEBRUARY 28, 2015 AND 2014

ASSETS	February 28, 2015	February 28, 2014
Current Assets
Cash and cash equivalents	$ -	$ 4,922
Total Current Assets	-	4,922

Net Fixed Asset	1,150	1,150
Total Assets	$ 1,150	$ 6,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued Expenses	0	0
Long Term Liabilities Loan from director	7,434	100
Account Payable		3,500
Total Liabilities	7,434	3,600

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 8,110,000 and 6,000,000 shares issued and outstanding respectively;	8,110	6,000
Additional paid in capital	18,978	-
Deficit accumulated during the development stage	(33,372)	(3,528)
Total Stockholders’ Equity	(6,284)	2,472

Total Liabilities and Stockholders’ Equity	$ 1,150	$ 6,072

See accompanying notes to financial statements.

UNI LINE CORP.

STATEMENT OF OPERATIONS

For the years ended February 28, 2015 and 2014

	For the Year ended February 28, 2015	From September 5, 2013 (Inception) to February 28, 2014

REVENUES	$ 0	$ 0

OPERATING EXPENSES
General and Administrative Expenses	29,844	3,528

TOTAL OPERATING EXPENSES	29,844	3,528

NET LOSS FROM OPERATIONS	(29,844)	(3,528)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (29,844)	$ (3,528)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,902,548	6,000,000

See accompanying notes to financial statements.

UNI LINE CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY

From September 5, 2013 thru February 28, 2015

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Inception, September 5, 2013	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share on February 28, 2014	6,000,000	6,000	-	-	6,000

Net loss	-	-	-	(3,528)	(3,528)

Balance, February 28, 2014	6,000,000	$ 6,000	$ -	$ (3,528)	$ 2,472

Shares issued for cash at $0.01 per share	2,110,000	2,110	18,978	-	21,088
Net loss	-	-	-	(29,844)	(29,844)

Balance, February 28, 2015	8,110,000	$ 8,110	$ 18,978	$ (33,372)	$ (6,284)

See accompanying notes to financial statements.

UNI LINE CORP.

THE STATEMENT OF CASH FLOWS

For the years ended February 28, 2015 and 2014

	For the Year ended February 28, 2015	From September 5, 2013 (Inception) to February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (29,844)	$ (3,528)
Adjustments to reconcile net loss to net cash (used in) operating activities: Increase (Decrease) in Accounts Payable and Accrued Liabilities	(3,500)	3,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(33,344)	(28)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,150)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	(1,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans/ Promissory Notes	7,334	100
Proceeds from sale of common stock	21,088	6,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	28,422	6,100

NET DECREASE IN CASH	(4,922)	4,922
Cash, beginning of period	4,922	-
Cash, end of period	$ 0	$ 4,922

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

UNI LINE CORP.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2015

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of February 28, 2015.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash and cash equivalents as of February 28, 2015.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2015.

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

On April 3, 2014, a director loaned $3,000 to the Company.

On May 01, 2014, a director loaned $1,500 to the Company.

On June 30, 2014, a director loaned $2,000 to the Company.

On September 3, 2014, a director loaned $5,500 to the Company.

On December 1, 2014, a director was repaid the amount of $ 4,666 from the company account.

The remaining loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $7,434 as of February 28, 2015.

NOTE 4- FIXED ASSETS

	February 28, 2015	February 28, 2014
Fixed assets:
Equipment	$ 1,150	$ 1,150
Less: accumulated depreciation	0	0
Net fixed assets	$ 1,150	$ 1,150

Company purchased Super Angel All Stainless Steel Twin Gear Juicer- 5500.

No depreciation was recorded during the period from inception through February 28, 2015.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On January 24, 2014, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000 at $0.001 per share.

As of February 28, 2015, the Company issued 2,110,000 shares of common stock to 28 shareholders for cash proceeds of $ of 21,088 at $0.01 per share.

There were 8,110,000 shares of common stock issued and outstanding as of February 28, 2015.

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

NOTE 6 – INCOME TAXES

As of February 28, 2015, the Company had net operating loss carry forwards of $33,372 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

February 28, 2015
Federal income tax benefit attributable to:
Current Operations	$ 10,147
Less: valuation allowance	(10,147)
Net provision for Federal income taxes	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	February 28, 2015	February 28, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 11,346	$ 1,200
Less: valuation allowance	(11,346)	(1,200)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $33,372 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to May 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2015 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of February 28, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at February 28, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

13

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Roman Ehlert Barons court road flat 1, London W14 9DU, Great Britain	61	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer

Biographical Information and Background of officer and director

The following is a brief description of the business experience of our executive officer:

     -    graduated college for construction 1971

     -    construction technician 1971 - 1989

     -    salesman in automotive parts shop for Volkswagen cars 1990 - 2006 -

     -    owner of a limousine company 2007 - until now

Roman Ehlert has acted as our President, Secretary, Treasurer and sole Director since our incorporation on September 5, 2013. Our president will be devoting approximately 30% of his business time to our operations. Once we expand operations, and are able to attract more customers to purchase our product, Roman Ehlert has agreed to commit more time as required. Because Roman Ehlert will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

AUDIT COMMITTEE

14

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our Treasurer and a sole director, Roman Ehlert; he currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on September 5, 2013 until February 28, 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Roman Ehlert	2012	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0
Treasurer	2012	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of February 28, 2015, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of February 28, 2015 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Roman Ehlert Barons court road flat 1, London W14 9DU, Great Britain	8,110,000 shares of common stock (director)	74%

The percent of class is based on 8,110,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended February 28, 2015, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended February 28, 2015, we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended February 28, May 31, August 31, and November 30.

.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

16

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification   of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI LINE CORP.
Dated: June 21, 2016	By: /s/ Roman Ehlert
Roman Ehlert, President and Chief Executive Officer and Chief Financial Officer

17