Form 10-K/A
period 2015-02-28
Uni Line Corp.
filed 2016-07-14
CIK 1605810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Uni Line Corp.

We have audited the accompanying balance sheet of Uni Line Corp. as of February 28, 2014 and the related statements of operations, stockholders’ deficit and cash flows for the period from September 5, 2013 (inception) through February 28, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, subject to the condition noted in the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Uni Line Corp for the year ended February 28, 2014 and the results of its operations and cash flows for the period from September 5, 2014 (inception) through February 28, 2014 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

July 7, 2016

MICHAEL GILLESPIE & ASSOCIATES, PLLC

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

In our opinion, subject to the condition noted in the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Uni Line Corp. for the year ended February 28, 2015 and the results of its operations and cash flows for the year ended February 28, 2015 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

June 14, 2016

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Roman Ehlert	2012	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Treasurer	2013	0	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of February 28, 2015 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Roman Ehlert Barons court road flat 1, London W14 9DU, Great Britain	6,000,000 shares of common stock (director)	74%

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

UNI LINE CORP.
Dated: July 13, 2016	By: /s/ Roman Ehlert
Roman Ehlert, President and Chief Executive Officer and Chief Financial Officer

BALANCE SHEET

AS OF FEBRUARY 28, 2015 AND 2014

ASSETS	February 28, 2015	February 28, 2014
Current Assets
Cash and cash equivalents	$ -	$ 4,922
Total Current Assets	-	4,922

Net Fixed Asset	1,150	1,150
Total Assets	$ 1,150	$ 6,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued Expenses	0	0
Long Term Liabilities Loan from director	7,434	100
Account Payable		3,500
Total Liabilities	7,434	3,600

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 8,110,000 and 6,000,000 shares issued and outstanding respectively;	8,110	6,000
Additional paid in capital	18,978	-
Deficit accumulated during the development stage	(33,372)	(3,528)
Total Stockholders’ Equity	(6,284)	2,472

Total Liabilities and Stockholders’ Equity	$ 1,150	$ 6,072

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

15

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

4.

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

5.

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

6.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Roman Ehlert	2012	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Treasurer	2013	0	0	0	0	0	0	0	0

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

UNI LINE CORP.
Dated: June 14, 2016	By: /s/ Roman Ehlert
Roman Ehlert, President and Chief Executive Officer and Chief Financial Officer

17