Form 10-K/A
period 2015-02-28
Uni Line Corp.
filed 2016-07-18
CIK 1605810

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

UNI LINE CORP.
Dated: July 18, 2016	By: /s/ Roman Ehlert
Roman Ehlert, President and Chief Executive Officer and Chief Financial Officer