Form 10-Q
period 2015-08-31
Uni Line Corp.
filed 2016-07-26
CIK 1605810

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 31, 2015
Common Stock: $0.001	8,110,000

3 | Page

UNI LINE CORP.

BALANCE SHEET

AS OF AUGUST 31, 2015

ASSETS	August 31, 2015 (unaudited)	February 28, 2015 (audited)
Current Assets
Cash and cash equivalents	$ -	$ -
Total Current Assets	-	-

Net Fixed Asset	1,150	1,150
Total Assets	$ 1,150	$ 1,150
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued Expenses	0	0
Long Term Liabilities Loan from director	7,434	7,434
Account Payable	-	-
Total Liabilities	7,434	7,434
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 8,110,000 shares issued and outstanding;	8,110	8,110
Additional paid in capital	18,978	18,978
Deficit accumulated during the development stage	(33,372)	(33,372)
Total Stockholders’ Equity	(6,284)	(6,284)

Total Liabilities and Stockholders’ Equity	$ 1,150	$ 1,150

See accompanying notes to financial statements.

4 | Page

UNI LINE CORP.

THE STATEMENT OF OPERATIONS

FOR THE THREE and SIX MONTH PERIODS

 ENDED AUGUST 31, 2015 AND 2014

(unaudited)

	Three months period ended August 31, 2015	Six months period ended August 31, 2015	Three months period ended August 31, 2014	Six months period ended August 31, 2014

REVENUES	$ 0	$ 0	$ 0	$ 0

OPERATING EXPENSES
General Administrative Expenses	-	-	2,976	7,700

TOTAL OPERATING EXPENSES	-	-	2,976	7,700

NET LOSS FROM OPERATIONS	-	-	(2,976)	(7,700)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$ 0	$ 0	$ (2,976)	$ (7,700)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,110,000	8,110,000	6,000,000	6,000,000

See accompanying notes to financial statements.

5 | Page

UNI LINE CORP.

THE STATEMENT OF CASH FLOWS

FOR SIX MONTH PERIOD ENDED AUGUST 31, 2015 AND 2014

(unaudited)

	Six months ended August 31, 2015	Six months ended August 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ -	$ (7,700)
Adjustments to reconcile net loss to net cash (used in) operating activities: Increase (Decrease) in Accounts Payable and Accrued Liabilities	-	(3,500)
CASH FLOWS USED IN OPERATING ACTIVITIES	-	(11,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans/ Promissory Notes	0	6,500
Proceeds from sale of common stock	0	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	0	6,500

NET DECREASE IN CASH	0	(4,700)
Cash, beginning of period	0	4,922
Cash, end of period	$ 0	$ 222

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to condensed financial statements

6 | Page

UNI LINE CORP.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Uni Line Corp. was incorporated in the State of Nevada on September 05, 2013. We are in the development-stage formed to sell freshly squeezed juices from mobile stands in London, United Kingdom. We are located at Barons Court Road flat 1, London, W14 9DU, Great Britain and our telephone number is 44 020 3287 6608.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of August 31, 2015.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it August be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a February 28 fiscal year end.

7 | Page

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had zero of cash and cash equivalents as of August 31, 2015.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2015.

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

8 | Page

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

On August 01, 2014, a director loaned $1,500 to the Company.

On June 30, 2014, a director loaned $2,000 to the Company.

On September 3, 2014, a director loaned $5,500 to the Company.

On December 1, 2014, a director was repaid the amount of $ 4,666 from the company account.

The remaining loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $7,434 as of February 28, 2015.

NOTE 4- FIXED ASSETS

Company purchased Super Angel All Stainless Steel Twin Gear Juicer- 5500.

	August 31, 2015	February 28, 2014
Fixed assets:
Equipment	$ 1,150	$ 1,150
Less: accumulated depreciation	0	0
Net fixed assets	$ 1,150	$ 1,150

No depreciation was recorded during the period from inception through August 31, 2015.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On January 24, 2014, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000 at $0.001 per share.

As of August 31, 2015, the Company issued 2,110,000 shares of common stock to 28 shareholders for cash proceeds of $ of 21,088 at $0.01 per share.

There were 8,110,000 shares of common stock issued and outstanding as of August 31, 2015.

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

NOTE 6 – INCOME TAXES

As of August 31, 2015, the Company had net operating loss carry forwards of $33,372 that August be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which August arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	August 31, 2015	February 28, 2015
Federal income tax benefit attributable to:
Current Operations	$ 0	$ 10,146
Less: valuation allowance	(0)	(10,146)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2015	February 28, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$ 11,346	$ 11,346
Less: valuation allowance	(11,346)	(11,346)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $33,372 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards August be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to July 20, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "August," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what August occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we August adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

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

Three and Six Months Period Ended August 31, 2015 and 2014

Our net loss for the three months periods ended August 31, 2015 and 2014 were $0 and $2,976. Our net loss for six months periods ended August 31, 2015 and 2014 were $0 and $7,700. During the three and six months periods ended August 31, 2015 and 2014 we have not generated any revenue.

The weighted average number of shares outstanding was 8,110,000 for the three months period ended August 31, 2015 and 6,000,000 for three months period ended August 31, 2014.  The weighted average number of shares outstanding was 8,110,000 for the six months period ended August 31, 2015 and 6,000,000 for the six months period ended August 31, 2014.

Liquidity and Capital Resources

Three Months Period Ended August 31, 2015

As at August 31, 2015, our total assets were $1,150. Total assets were comprised of $1,150 in fixed assets (equipment purchase).  As at August 31, 2015 our current liabilities were $7,434. Stockholders’ equity was $(6,284) as of August 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended August 31, 2015, net cash flows used in operating activities was $0. For the six months period ended August 31, 2014, net cash flows used in operating activities was $11,200.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the period six months ended August 31, 2015 and 2014.

Cash Flows from Financing Activities

We have not generated cash flows from financing activities for the period six months ended August 31, 2015.  For the six months period ended August 31, 2014, net cash flows used in financing activities was $6,500.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing August not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we August not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Uni Line Corp.
Dated: July 26, 2016	By: /s/ ROMAN EHLERT
ROMAN EHLERT , President and Chief Executive Officer and Chief Financial Officer

9 | Page