Form 10-K
period 2016-02-29
Uni Line Corp.
filed 2016-08-12
CIK 1605810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

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

+ 1 702 751 3570

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

As of February 29, 2016, the registrant had 8,110,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of February 29, 2016.

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

 As of February 29, 2016, no shares of our common stock have traded.

Number of Holders

As of February 29, 2016, the 8,110,000 issued and outstanding shares of common stock were held by a total of 27 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended February 28, 2015 and 2016.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED FEBRUARY 28, 2015 COMPARED TO FISCAL YEAR ENDED FEBRUARY 29, 2016.

Our net loss for the fiscal year ended February 28, 2015 was $0 compared to a net loss of $29,844 during the fiscal year ended February 28, 2015. During fiscal years ended February 28, 2015 and 2016, the Company has not generated any revenue.

The weighted average number of shares outstanding was 6,902,548 for the fiscal year ended February 28, 2015 and 8,110,000 for the fiscal year 2016.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED FEBRUARY 29, 2016 and 2015

As of February 29, 2016 and 2015, our total assets were $1,150 comprised of equipment and our total liabilities were $7,434 comprised of advances from stockholder.

Stockholders’ equity was ($6,284) as of February 28, 2015 and 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended February 28, 2015, net cash flows used in operating activities were ($33,344) consisting of a net loss of ($29,844) and the change in accounts payable was (3,500).

We have not generated any cash flows from operating activities as of February 29, 2016.

Cash Flows from Investing Activities

For the fiscal ear ended February 29, 2016 and 2015, net cash flows from investing activities were zero.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended February 28, 2015, net cash from financing activities was $28,422 consisting of $21,088 proceeds from sale of common stock and $7,334 from loans and promissory notes.  For the fiscal year ended February 29, 2016, net cash from financing activities was $0.

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

GOING CONCERN

The independent auditors' report accompanying our February 29, 2016 and February 28, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Uni Line Corp.

We have audited the accompanying balance sheet of Uni Line Corp. as of February 29, 2016 and February 28, 2015 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, subject to the condition noted in the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Uni Line Corp. for the years ended February 29, 2016 and February 28, 2015 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

August 3, 2016

BALANCE SHEET

AS OF FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

ASSETS	February 29, 2016	February 28, 2015
Current Assets
Cash and cash equivalents	$ -	$ -
Total Current Assets	-	-

Net Fixed Asset	1,150	1,150
Total Assets	$ 1,150	$ 1,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued Expenses	0	0
Long Term Liabilities Loan from director	7,434	7,434
Account Payable
Total Liabilities	7,434	7,434

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 8,110,000 shares issued and outstanding;	8,110	8,110
Additional paid in capital	18,978	18,978
Deficit accumulated during the development stage	(33,372)	(33,372)
Total Stockholders’ Equity	(6,284)	(6,284)

Total Liabilities and Stockholders’ Equity	$ 1,150	$ 1,150

See accompanying notes to financial statements.

UNI LINE CORP.

STATEMENT OF OPERATIONS

For the years ended February 29, 2016 and February 28, 2015

	For the Year ended February 29, 2016	For the Year ended February 28, 2015

REVENUES	$ 0	$ 0

OPERATING EXPENSES
General and Administrative Expenses	0	29,844

TOTAL OPERATING EXPENSES	0	29,844

NET LOSS FROM OPERATIONS	0	(29,844)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ 0	$ (29,844)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,110,000	6,902,548

See accompanying notes to financial statements.

UNI LINE CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY

From September 5, 2013 thru February 29, 2016

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Inception, September 5, 2013	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share on February 28, 2014	6,000,000	6,000	-	-	6,000

Net loss	-	-	-	(3,528)	(3,528)

Balance, February 28, 2014	6,000,000	$ 6,000	$ -	$ (3,528)	$ 2,472

Shares issued for cash at $0.01 per share	2,110,000	2,110	18,978	-	21,088
Net loss	-	-	-	(29,844)	(29,844)

Balance, February 28, 2015	8,110,000	$ 8,110	$ 18,978	$ (33,372)	$ (6,284)

Net loss	-	-	-	0	0

Balance, February 29, 2016	8,110,000	$ 8,110	$ 18,978	$ (33,372)	$ (6,284)

See accompanying notes to financial statements.

UNI LINE CORP.

THE STATEMENT OF CASH FLOWS

For the years ended February 29, 2016 and February 28, 2015

	For the Year ended February 29, 2016	For the Year ended February 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ 0	$ (29,844)
Adjustments to reconcile net loss to net cash (used in) operating activities: Increase (Decrease) in Accounts Payable and Accrued Liabilities	-	(3,500)
CASH FLOWS USED IN OPERATING ACTIVITIES	0	(33,344)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans/ Promissory Notes	-	7,334
Proceeds from sale of common stock	-	21,088
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	28,422

NET DECREASE IN CASH	0	(4,922)
Cash, beginning of period	0	4,922
Cash, end of period	$ 0	$ 0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

UNI LINE CORP.

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2016 and February 28, 2015

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Uni Line Corp. was incorporated in the State of Nevada on September 05, 2013. We are located at Barons Court Road flat 1, London, W14 9DU, Great Britain. We are in the development-stage formed to sell freshly squeezed juices from mobile stands in London, United Kingdom.

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

The Company has elected to adopt early application of Accounting Standards Update No. 2015-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of February 29, 2016 and 2015.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash and cash equivalents as of February 29, 2016.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 29, 2016.

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

Recent Accounting Pronouncements

In June 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-10, “Development Stage Entities”.  The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively.  The adoption of ASU 2015-10 removed the development stage entity financial reporting requirements for the Company.

NOTE 3 – LOAN FROM DIRECTOR

On January 1, 2015, a director loaned $100 to the Company to open bank account.

On April 3, 2015, a director loaned $3,000 to the Company.

On May 01, 2015, a director loaned $1,500 to the Company.

On June 30, 2015, a director loaned $2,000 to the Company.

On September 3, 2015, a director loaned $5,500 to the Company.

On December 1, 2015, a director was repaid the amount of $ 4,666 from the company account.

The remaining loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $7,434 as of February 29, 2016.

NOTE 4- FIXED ASSETS

Company purchased Super Angel All Stainless Steel Twin Gear Juicer- 5500.

	February 29, 2016	February 28, 2015
Fixed assets:
Equipment	$ 1,150	$ 1,150
Less: accumulated depreciation	0	0
Net fixed assets	$ 1,150	$ 1,150

No depreciation was recorded during the period from inception through February 29, 2016.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On January 24, 2015, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000 at $0.001 per share.

As of February 29, 2016, the Company issued 2,110,000 shares of common stock to 28 shareholders for cash proceeds of $ of 21,088 at $0.01 per share.

There were 8,110,000 shares of common stock issued and outstanding as of February 29, 2016.

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

NOTE 6 – INCOME TAXES

As of February 29, 2016, the Company had net operating loss carry forwards of $33,372 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	February 29, 2016	February 29, 2015
Federal income tax benefit attributable to:
Current Operations	$ 0	$ 10,147
Less: valuation allowance	(0)	(10,147)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	February 29, 2016	February 28, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$ 11,346	$ 11,346
Less: valuation allowance	(11,346)	(11,346)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $33,372 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 3, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 29, 2016 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 29, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of February 29, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at February 29, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 29, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 29, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Roman Ehlert Barons court road flat 1, London W14 9DU, Great Britain	62	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on September 5, 2013 until February 29, 2016.

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

CHANGE OF CONTROL

As of February 29, 2016, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of February 29, 2016 and as of the date of the filing of this annual report by:

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

Item 13. Certain Relationships and Related Transactions

During the year ended February 29, 2016, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended February 29, 2016, we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended February 28, May 31, August 31, and November 30.

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

UNI LINE CORP.
Dated: August 11, 2016	By: /s/ Roman Ehlert
Roman Ehlert, President and Chief Executive Officer and Chief Financial Officer