Form 10-Q
period 2016-08-31
Uni Line Corp.
filed 2016-10-21
CIK 1605810

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 31, 2016
Common Stock: $0.001	8,110,000

3 | Page

UNI LINE CORP.

BALANCE SHEET

AS OF AUGUST 31, 2016

ASSETS	August 31, 2016 (unaudited)	February 29, 2016 (audited)
Current Assets
Cash and cash equivalents	$ -	$ -
Prepaid expenses	-	-
Total Current Assets	-	-

Net Fixed Asset	1,150	1,150
Total Assets	$ 1,150	$ 1,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued Expenses	0	0
Long Term Liabilities Loan from director	13,684	7,434
Account Payable	-	-
Total Liabilities	13,684	7,434

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 8,110,000 shares issued and outstanding;	8,110	8,110
Additional paid in capital	18,978	18,978
Deficit accumulated during the development stage	(39,622)	(33,372)
Total Stockholders’ Equity	(12,534)	(6,284)

Total Liabilities and Stockholders’ Equity	$ 1,150	$ 1,150

See accompanying notes to financial statements.

4 | Page

UNI LINE CORP.

THE STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS PERIODS

 ENDED AUGUST 31, 2016 AND 2015

(unaudited)

	Three months period ended August 31, 2016	Three months period ended August 31, 2015	Six months period ended August 31, 2016	Six months period ended August 31, 2015

REVENUES	$ 0	$ 0	$ 0	$ 0

OPERATING EXPENSES
General Administrative Expenses	5,706	-	6,250	-

TOTAL OPERATING EXPENSES	5,706	-	6,250	-

NET LOSS FROM OPERATIONS	(5,706)	-	(6,250)	-

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$ (5,706)	$ 0	$ (6,250)	$ 0

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,110,000	8,110,000	8,110,000	8,110,000

See accompanying notes to financial statements.

5 | Page

UNI LINE CORP.

THE STATEMENT OF CASH FLOWS

FOR SIX MONTHS PERIODS ENDED AUGUST 31, 2016 AND 2015

(unaudited)

	Six months ended August 31, 2016	Six months ended August 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (6,250)	$ -
Adjustments to reconcile net loss to net cash (used in) operating activities: Prepaid expenses	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,250)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans/ Promissory Notes	6,250	0
Proceeds from sale of common stock	0	0
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,250	0

NET DECREASE IN CASH	0	0
Cash, beginning of period	0	0
Cash, end of period	$ 0	$ 0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to condensed financial statements

6 | Page

UNI LINE CORP.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2016

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of August 31, 2016.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of Three months or less to be cash equivalents. The Company had zero of cash and cash equivalents as of August 31, 2016.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2016.

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

On August 9, 2016, a director paid expenses in the amount of $3,000 to our auditor.

The remaining loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $13,684 as of August 31, 2016.

NOTE 4- FIXED ASSETS

Company purchased Super Angel All Stainless Steel Twin Gear Juicer- 5500.

	August 31, 2016	February 28, 2016
Fixed assets:
Equipment	$ 1,150	$ 1,150
Less: accumulated depreciation	0	0
Net fixed assets	$ 1,150	$ 1,150

No depreciation was recorded during the period from inception through August 31, 2016.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On January 24, 2014, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000 at $0.001 per share.

9 | Page

As of August 31, 2016, the Company issued 2,110,000 shares of common stock to 28 shareholders for cash proceeds of $ of 21,088 at $0.01 per share.

There were 8,110,000 shares of common stock issued and outstanding as of August 31, 2016.

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

NOTE 7 – INCOME TAXES

As of August 31, 2016, the Company had net operating loss carry forwards of $39,622 that August be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which August arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	August 31, 2016	February 29, 2016
Federal income tax benefit attributable to:
Current Operations	$ 2,125	$ 0
Less: valuation allowance	(2,125)	(0)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2016	February 29, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$ 13,471	$ 11,346
Less: valuation allowance	(13,471)	(11,346)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $39,622 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards August be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

10 | Page

The Company has analyzed its operations subsequent to October 12, 2016 and to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three and Six Months Periods Ended August 31, 2016 and 2015

Our net loss for the three and six months periods ended August 31, 2016 was $5,706 and $6,250 and net loss for the three and six months periods ended August 31, 2015 was $0. During the three and six months periods ended August 31, 2016 and 2015 we have not generated any revenue.

The weighted average number of shares outstanding was 8,110,000 for the three and six months period ended August 31, 2016 and 2015.

Liquidity and Capital Resources

11 | Page

Three Months Period Ended August 31, 2016

As at August 31, 2016, our total assets were $1,150. Total assets were comprised of $1,150 in fixed assets (equipment purchase).  As at August 31, 2016 our current liabilities were $13,684. Stockholders’ equity was $(12,534) as of August 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ending August 31, 2016 net cash flows used in operating activities was $ 6,250 and for the three months period ending August 31, 2015, net cash flows used in operating activities was $0.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the period three months ended August 31, 2016 and 2015.

Cash Flows from Financing Activities

We have generated cash flows from financing activities for the period three months ended August 31, 2016 in the amount of $6,250 and we have not generated cash flows from financing activities for the period six months ending August 31, 2015.

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

12 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Three-month period ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

13 | Page

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

Uni Line Corp.
Dated: October 20, 2016	By: /s/ ROMAN EHLERT
ROMAN EHLERT , President and Chief Executive Officer and Chief Financial Officer

14 | Page