Form 10-Q
period 2016-11-30
Uni Line Corp.
filed 2017-01-20
CIK 1605810

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File No. 333-196336

UNI LINE CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	2013 (Primary Standard Industrial Classification Number)	EIN 42-1777496 (IRS Employer Identification Number)

1609, Feng Rui Ge, Fenghu Building, Buji, Luohu

Shenzhen, Guangdong, China 518000

86-755-25832840

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 30, 2016
Common Stock: $0.001	8,110,000

UNI LINE CORP.

BALANCE SHEET

AS OF NOVEMBER 30, 2016

	November 30, 2016 (unaudited)	February 29, 2016 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—

Net Fixed Asset	—	1,150
Total Assets	$—	$1,150

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued Expenses	$—	$—
Long Term Liabilities
Loan from director	—	7,434

Total Liabilities	—	7,434

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 common shares, 8,110,000 shares issued and outstanding;	8,110	8,110
Additional paid in capital	32,662	18,978
Deficit accumulated during the development stage	(40,772)	(33,372)
Total Stockholders’ Equity (Deficit)	—	(6,284)
Total Liabilities and Stockholders’ Equity	$—	$1,150

See accompanying notes to financial statements.

UNI LINE CORP.

THE STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS PERIODS

ENDED NOVEMBER 30, 2016 AND 2015

(unaudited)

	Three months period ended November 30, 2016	Three months period ended November 30, 2015	Nine months period ended November 30, 2016	Nine months period ended November 30, 2015

OPERATING EXPENSES
General Administrative Expenses	$1,150	$—	$7,400	$—

TOTAL OPERATING EXPENSES	1,150	—	7,400	—

NET LOSS FROM OPERATIONS	(1,150)	—	(7,400)	—

NET LOSS	$(1,150)	$—	$(7,400)	$—

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,110,000	8,110,000	8,110,000	8,110,000

See accompanying notes to financial statements.

UNI LINE CORP.

THE STATEMENT OF CASH FLOWS

FOR NINE MONTHS PERIODS ENDED NOVEMBER 30, 2016 AND 2015

(unaudited)

	Nine months ended November 30, 2016	Nine months ended November 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,400)	$—
Adjustments to reconcile net loss to net cash (used in) operating activities:
Loss on disposition of asset	1,250	—
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,150)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Loans/ Promissory Notes	6,150	—

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,150	—

NET DECREASE IN CASH	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash transactions:
Shareholder loan forgiven (see Note 3)	$13,684	$—

See accompanying notes to condensed financial statements

UNI LINE CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2016

(unaudited)

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS

Uni Line Corp. was incorporated in the State of Nevada on September 05, 2013. On October 28, 2016, as a result of a private transaction, while remaining as a development stage company, we have relocated our principle office to 1609, Feng Rui Ge, Fenghu Building, Buji, Luohu, Shenzhen, Guangdong, China 518000, and refocused our business on establishing an online to offline business platform that support clients around the globe with manufacturing, trading, financing and incubation services. We believe that such online to offline business platform will attract many underserved clients from China who want to sell products to buyers outside of China as well clients from outside of China who want to sell products to buyers within China.

NOTE 2 — SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception has been considered as part of the Company’s development stage activities.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of November 30, 2016.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of Three months or less to be cash equivalents. The Company had zero of cash and cash equivalents as of November 30, 2016.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2016.

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

NOTE 3 — CHANGE IN CONTROL

On October 28, 2016, as a result of a private transaction, the control block of voting stock of the Company, represented by 6,000,000 shares of common stock, has been transferred from Roman Ehlert, the Company’s President, Chief Executive Officer and Chief Financial Officer, to Chen Jun, Xiong Jian, Xiong Guili, Du Shuwen, Xiong Lianze, Deng Gang, Wang Guoping, Liu Zhongnan, Wang Yue, Ding Yebiao, Bai Xiuyuan and Du Jiahong, and a change of control of the Company occurred. The consideration paid for the Shares, which represent 73.98% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $228,000. The source of the cash consideration for the Shares was personal funds of the Purchasers. In connection with the transaction, Roman Ehlert released the Company from all debts owed which aggregated $13,684 and was recorded as additional paid in capital in the accompanying balance sheet.

Upon the change of control of the Company, on October 28, 2016, Roman Ehlert, serving as the sole director and as the only officer the existing director and officer resigned from the Company. At the effective date of the transfer, Chen Jun consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

NOTE 4 — COMMON STOCK

The Company has authorized 750,000,000, $0.001 par value shares of common stock.

As of August 31, 2016, the Company issued 2,110,000 shares of common stock to 28 shareholders for cash proceeds of $ of 21,088 at $0.01 per share.

There were 8,110,000 shares of common stock issued and outstanding as of November 30, 2016.  Among the issued and outstanding shares, 6,000,000 shares of common stock are restricted and the remaining 2,110,000 shares are unrestricted and floating.

NOTE 5- FIXED ASSETS

Company purchased Super Angel All Stainless Steel Twin Gear Juicer- 5500.

	November 30, 2016	February 28, 2016
Fixed assets:
Equipment	$1,150	$1,150
Less: accumulated depreciation	0	0
Net fixed assets	$1,150	$1,150

Since the asset was not in use, no depreciation was recorded during the period from inception through November 30, 2016. The asset was disposed of during the three months ended November 30, 2016.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

NOTE 7 — SUBSEQUENT EVENTS

On December 16, 2016, the Company entered into a share purchase agreement  with Porter Group Limited, a Republic of Seychelles company (“PGL”), and shareholders holding all issued and outstanding shares of PGL (the “PGL Shareholders”), pursuant to which the Company has agreed to acquire all issued and outstanding shares of PGL (“Share Acquisition”). Under the terms of the Purchase Agreement, the Company will pay the PGL Shareholders an aggregate of 500,000,000 shares of the Company’s common stock to be issued at closing on or before June 18, 2017, par value 0.001 per share.  The shares of Company Common Stock to be issued to the PGL Shareholders as purchase price for the Share Acquisition will be issued to the PGL Shareholders without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

On December 16, 2016, Chen Jun notified the Company of his decision to resign as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and as Chairman of the board of directors of the Company (the “Board”) effective December 19, 2016.  The Board accepted Mr. Chen’s resignation as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and as Chairman of the board of directors of the Company on the same date. Mr. Chen will continue to serve as a member of the Board.

On December 16, 2016, Mr. Chen Zonghua consented to be appointed and was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company effective December 19, 2016.

On December 16, 2016, the shareholders of the Company holding more than a majority of the voting power approved and adopted resolutions by signing a written consent without a meeting to increase the size of the Board from one member to five members and to elect Chen Zonghua and Cong Maozi to be members of the Board, effective December 19, 2016.  Mr. Chen was also appointed to be the Chairman of the Board. As of the date of this report, there has been no determination as to the appointment of Mr. Chen or Mr. Cong to any committees of the Board.

On December 19, 2016, the shareholders of Company approved an increase to the number of authorized shares from 75,000,000 shares to 750,000,000 shares and added 250,000,000 shares of preferred stock, par value $0.001 per share. The board of directors of the Company is authorized to provide for the issuance of preferred stock in series, with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions thereof. The Company filed a Certificate of Amendment with the State of Nevada, effective on December 20, 2016, increasing the number of authorized shares from 75,000,000 shares to 750,000,000 shares and adding a new class of 250,000,000 shares of preferred stock, par value $0.001 per share.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “August,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what August occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Three and Nine Months Periods Ended November 30, 2016 and 2015

Our net loss for the three and nine months periods ended November 30, 2016 was $1,150 and $7,400 and net loss for the three and nine months periods ended November 30, 2015 was $0. During the three and nine months periods ended November 30, 2016 and 2015 we have not generated any revenue.

Liquidity and Capital Resources

As at November 30, 2016, we had no assets.  As at November 30, 2016, our Stockholders’ equity was $-0-.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ending November 30, 2016 and 15 net cash flows used in operating activities was $-0-.

Cash Flows from Financing Activities

We have generated cash flows from financing activities of $6,250 and -0- for the nine months period ending November 30, 2016 and 2015, respectively.

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

Going Concern

The independent auditors’ review report accompanying our February 28, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Three-month period ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Uni Line Corp.

Dated: January 19, 2017	By:	/s/ Chen Zonghua

Chen Zonghua, President and Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1	Share Purchase Agreement by and among Uni Line Corp., Porter Group Limited, and shareholders holding all issued and outstanding shares of Porter Group Limited, dated December 16, 2016.	8-K	12/29/2016	2.1
3.1	The First Amended and Restated Articles of Incorporation of the Registrant.				X
3.2	Amended and Restated Bylaws of the Registrant	S-1	5/28/2014	3.2
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).				X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).				X
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*				X

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*                 Furnished herewith