Form 10-K
period 2017-02-28
Uni Line Corp.
filed 2017-03-23
CIK 1605810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-196336

UNI LINE CORP.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	42-1777496
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Guowei Industrial Building #125,

Guowei Road, Liantang, Luohu,

Shenzhen, Guangdong, China, 518004

(Address of Principal Executive Offices)

86-755-25832840

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☒ No ☐

As of August 31, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on OTC Market) was approximately $0.042 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 508,110,000 shares of the registrant’s common stock outstanding as of March 20, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

UNI LINE CORP.

Annual Report on Form 10-K

i

INTRODUCTORY NOTE

Special Note Regarding Forward Looking Statements

Statements contained in this report include “forward-looking statements” that involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “our company,” “we,” “us,” or “our” are to Uni Line Corp., a Nevada corporation.  References to “PGL” are to Porter Group Limited, a Republic of Seychelles company.

PART I

ITEM 1.                        BUSINESS.

Our Corporate History and Background

We were incorporated in the State of Nevada on September 05, 2013.  Our original business plan was to sell freshly squeezed juices from mobile stands in London, United Kingdom, but this business was not successful and we did not generate any revenue from this business.

On October 28, 2016, Roman Ehlert, our sole director, officer and principal stockholder, transferred an aggregate of 6,000,000 shares of our common stock, representing approximately 73.98% of our issued and outstanding capital stock on a fully-diluted basis, to Jun Chen, Jian Xiong, Guili Xiong, Shuwen Du, Lianze Xiong, Gang Deng, Guoping Wang, Zhongnan Liu, Yue Wang, Yebiao Ding, Xiuyuan Bai and Jiahong Du, for an aggregate purchase price of $228,000, which resulted in a change of control of our company. Mr. Ehlert resigned as our sole director and officer upon closing of this transaction and appointed Mr. Jun Chen as our sole director, Chief Executive Officer, President and Chief Financial Officer.

On December 16, 2016, we entered into a share purchase agreement, or the Purchase Agreement, with PGL and its shareholders, pursuant to which we agreed to acquire 100% of the issued and outstanding shares of PGL in exchange for 500,000,000 shares of our common stock.  Closing will occur on or before June 18, 2017 (the “Closing”) and will be contingent upon completion of a full valuation and audit of the financial position of PGL. In January 2017, these 500,000,000 shares were issued to the shareholders of PGL. All shares issued pursuant to the Purchase Agreement have been held in escrow and deemed to be in the full control of the Company until the Closing.

On the same date, Mr. Jun Chen resigned as our sole officer, effective as of December 19, 2016, but continued to serve as a member of our board of directors. Mr. Zonghua Chen was appointed as our Chief Executive Officer, President and Chief Financial Officer effective as of December 19, 2016.  In addition, effective as of December 19, 2016, our board of directors was increased from one (1) to five (5) members and Zonghua Chen and Maozi Cong were appointed to our board, with two (2) vacancies remaining, and Mr. Zonghua Chen was appointed as the Chairman.

On December 19, 2016, our shareholders approved an increase to the number of authorized shares from 75,000,000 shares to 750,000,000 shares and added 250,000,000 shares of preferred stock, par value $0.001 per share. The board of directors of the Company is authorized to provide for the issuance of preferred stock in series, with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions thereof. The Company filed a Certificate of Amendment with the State of Nevada, effective on December 20, 2016, increasing the number of authorized shares from 75,000,000 shares to 750,000,000 shares and adding a new class of 250,000,000 shares of preferred stock, par value $0.001 per share.

Our Business

During the fiscal year ended February 28, 2017, other than seeking to consummate a combination transaction with a profitable, privately held operating business, we were not engaged in any significant business activities and had no operations or revenues.  We incurred limited operating expenses necessary to maintain our status as a corporation in good standing and conduct search for and evaluation of potential business opportunities.

Upon the closing the transaction contemplated by the Purchase Agreement, we expect to refocus our business as an innovative O2O(ONLINE TO OFFLINE) business platform operator covering both online E-commerce and offline commercial chain entity of three dimensional synchronous operation together with integrated comprehensive services for consumer manufacturing enterprises.

Employees

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers or directors.

ITEM 1A.               RISK FACTORS.

Not applicable.

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                        PROPERTIES.

We do not own or rent any real estate or other properties.

ITEM 3.                        LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have an adverse effect on our business, financial condition or operating results.

ITEM 4.                        MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted and traded on the OTCQB market under the symbol “ULNV.”

The following table sets forth the quarterly high and low sales prices of a share of our common stock as reported by the OTC Markets for the periods indicated. These prices do not include retail markup, markdown or commission and may not represent actual transactions.

	Closing Prices(1)
	High	Low
Year Ended February 28, 2017
First Quarter	$0.02	$0.02
Second Quarter	$0.02	$0.02
Third Quarter	$0.02	$0.02
Fourth Quarter	$2.45	$0.02

Year Ended February 29, 2016
First Quarter	$0.02	$0.02
Second Quarter	$0.02	$0.02
Third Quarter	$0.02	$0.02
Fourth Quarter	$0.02	$0.02

(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by Yahoo! Finance for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 20, 2017, there were approximately 26 holders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name”.

Dividend Policy

We have never declared or paid any dividends, nor do we have any present plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2017 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2017 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year ended February 28, 2017.

ITEM 6.                        SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

Given the proposed business combination with PGL, or the Business Combination, our management has determined that it is in our best interest to continue the business activities and pursue the business plan of PGL. Through our affiliated Chinese entities, upon the closing of the Business Combination, we focus on our business as an innovative O2O(ONLINE TO OFFLINE) business  platform operator covering both online E-commerce and offline commercial chain entity of three dimensional synchronous operation together with integrated comprehensive services for consumer manufacturing enterprises.

Liquidity and Capital Resources

As of February 28, 2017, we did not have any cash and cash equivalents.  Our total current assets were $nil and our total current liabilities were $4,500, resulting in a net working capital deficiency of $4,500.  We had no revenues since our inception, and we currently have limited working capital. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Cash Flows from Operating Activities

For the fiscal year ended February 28, 2017, cash flows used in operating activities were $6,150, primarily due to our loss of $11,900, offset by an increase in accrued expenses of $4,500. For the fiscal year ended February 29, 2016, we did not generate any cash flows from operating activities.

Cash Flows from Investing Activities

For the fiscal years ended February 28, 2017 and February 29, 2016, there were no net cash flows from investing activities.

Cash Flows from Financing Activities

For the fiscal year ended February 28, 2017, cash flows provided by financing activities were $6,150, due to loans from our former director. For the fiscal year ended February 29, 2016, there were no net cash flows from financing activities.

Off-Balance Sheet Transactions

As of the date of this report, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

GOING CONCERN

The independent auditors’ reports accompanying our February 28, 2017 and February 29, 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We had no revenues since our inception, and we currently have limited working capital. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Critical Accounting Policies

Our financial information has been prepared in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

We consider the following to be the most critical accounting policies:

Taxation

Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income taxes are determined based on the differences between the accounting basis and the tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. Deferred tax assets are reduced by a valuation allowance, if based on available evidence, it is considered that it is more likely than not that some portion of or all of the deferred tax assets will not be realized. In making such determination, we consider factors including future reversals of existing taxable temporary differences, future profitability, and tax planning strategies. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require us to realize less of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and at banks and highly liquid investments, which are unrestricted from withdrawal or use, and which have original maturities of three months or less when purchased.

We did not maintain any bank accounts during the years ended February 28, 2017 and February 29, 2016.

Fair Value of Financial Instruments

U.S. GAAP establishes a three-tier hierarchy to prioritize the inputs used in the valuation methodologies in measuring the fair value of financial instruments. This hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three-tier fair value hierarchy is:

Level 1 —                                        observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 —                                        include other inputs that are directly or indirectly observable in the market place.

Level 3 —                                        unobservable inputs which are supported by little or no market activity.

The carrying value of our financial instruments, including loan from a former director approximate their fair value due to their short maturities.

Changes in Accounting Standards

Please refer to note 2 to our financial statements, “SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES,” for a discussion of relevant pronouncements.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this annual report.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The disclosure required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, on a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2017.

ITEM 9A.               CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2017. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of February 28, 2017 due to the material weaknesses in our internal control over financial reporting, which are described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)                                 pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)                                 provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)                                 provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2017.  In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer determined that, as of February 28, 2017, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting has been identified:

(1)                                 We do not have an Audit Committee — While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

(2)                                 We did not maintain appropriate cash controls — As of February 28, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

(3)                                 We did not implement appropriate information technology controls — As at February 28, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

(4)                                 We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

(5)                                 We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected in a timely basis.

We plan to take steps to remediate these material weaknesses as soon as practicable by implementing a plan to improve our internal control over financial reporting including, but not limited to, hiring additional staff and/or outside consultants experienced in US GAAP financial reporting as well as in SEC reporting requirements.  Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements.

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our financial statements as of and for the year ended February 28, 2017 to contain a material misstatement.

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2017, but was not reported.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Zonghua Chen	41	Chairman, Chief Executive Officer, President and Chief Financial Officer
Jun Chen	38	Director
Maozi Cong	64	Director

Zonghua Chen.  Mr. Zonghua Chen has served as a member of our board of directors and as our Chairman, Chief Executive Officer, President and Chief Financial Officer since December 19, 2016.  He has served as general manager, corporate representative and executive director at Shenzhen Portercity Investment Co. Ltd. since May 2013, with responsibilities including site selection and promotion of “Porter City - O2O Industry and Trade Financial Platform” project. From September 2010 to April 2013, Mr. Chen served as executive general manager in Shenzhen Porter Warehouse E-commerce Co., Ltd., with responsibilities including the development of the O2O (online to offline) business model. Mr. Chen holds a College Diploma in Accounting from Shenzhen University and a Postgraduate Diploma in Economics from Guangdong Academy of Social Sciences.

Jun Chen.  Mr. Jun Chen has served as a member of our board of directors since October 28, 2016. He previously served as our Chairman, Chief Executive Officer, President and Chief Financial Officer from October 28, 2016 to December 19, 2016.  Since April 2009, Mr. Chen has worked as an attorney at Guangdong Lianrui Law Firm, including as a Partner since May 2014, where he is responsible for providing comprehensive litigation and corporate counseling services for clients. Prior to that, Mr. Chen worked in Guangzhou Shenzhen Law Firm as Apprentice Lawyer from July 2007 until April 2009. Mr. Chen obtained his Master degree in Law from Northwest University of Politics and Law in China in 2007.

Maozi Cong.  Mr. Maozi Cong has served as a member of our board of directors since December 19, 2016.  Mr. Cong has more than 40 years of experience practicing traditional Chinese medicine.  He also published more than 20 medical theses and has participated to edit Family Medicine Valuable Book, China Acupotomology, Spinal System Diseases and Cervical Spine. Mr. Cong is also a director and medical adviser of Canadian Traditional Medicine Association, lifetime professor of the World Institute of Traditional Chinese Medicine and Standing Committee member of National College of Traditional Chinese Medicine Orthopedics Association.  Mr. Cong holds a college diploma from Beijing Guangming Traditional Chinese Medicine Correspondence University.

Directors and executive officers are elected until their successors are duly elected and qualified. There are no arrangements or understandings known to us pursuant to which any director or executive officer was or is to be selected as a director (or director nominee) or executive officer.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•                  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•                  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•                  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•                  been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•                  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•                  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Business Ethics and Conduct

During the fiscal year ended February 28, 2017, we did not have a code of ethics that applied to our executive officers, including our principal executive, financial and accounting officers.  We did not believe the adoption of a code of ethics at that time would provide any meaningful additional protection to us because we had no employees, had only one executive officer and two directors, and we did not conduct any active business operations.

Upon the closing of the Business Combination with PGL, we expect to adopt a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer.

Section 16(A) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a) of the Exchange Act.

ITEM 11.                 EXECUTIVE COMPENSATION.

No salaries or other compensation were paid in cash, or otherwise, to any officers or directors for services performed during the fiscal years ended February 28, 2017 and February 29, 2016. We did not have employment agreements with our officers for the fiscal year ended February 28, 2017. For the fiscal year ended February 28, 2017, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There was no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 20, 2017 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the officers and directors set forth below is in care of the Company, 1609, Feng Rui Ge, Fenghu Building, Buji, Luohu, Shenzhen, Guangdong, China 518000.  The registered address of each of the 5% shareholders (other than officers and directors) set forth below is Second Floor, The Quadrant, Manglier Street, Victoria, Mahe, 999126 Seychelles.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Zonghua Chen, Chairman, CEO, President and CFO	Common Stock	30,000,000	**	5.9%
Jun Chen, Director	Common Stock	2,000,000		*

Maozi Cong, Director	Common Stock	15,000,000	**	3.0%
All officers and directors as a group (3 persons named above)	Common Stock	47,000,000		9.3%

Softsilver Investment Co., Ltd. (3)	Common Stock	28,000,000	**	5.5%
Power of Oriental Invest Limited(4)	Common Stock	34,000,000	**	6.7%
Huatai International Limited (5)	Common Stock	40,000,000	**	7.9%
Zongjian Chen	Common Stock	30,000,000	**	5.9%
Porter Investment Limited (6)	Common Stock	230,000,000	**	45.3%
The Unite Youbang Limited (7)	Common Stock	48,000,000	**	9.4%
Enbang Fortune Limited (8)	Common Stock	45,000,000	**	8.9%

* Less than 1%

** In January 2017, we issued 500,000,000 shares to the shareholders of PGL pursuant to the Purchase Agreement.  All of the shares have been held in escrow and deemed to be in the full control of the Company.

(1)                                Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)                                A total of 508,110,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 20, 2017.  For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)                                Zhaoyu Zou is the director of Softsilver Investment Co., Ltd. and has voting and dispositive power of the securities held by it.

(4)                                Haixiong Chen is the  director of Power of Oriental Invest Limited and has voting and dispositive power of the securities held by it.

(5)                                Li Ma  is the director of Huatai International Limited and has voting and dispositive power of the securities held by it.

(6)                                Xiaofang Huang is the director of Porter Investment Limited and has voting and dispositive power of the securities held by it.

(7)                                Zhongrui Zhang is the director of The Unite Youbang Limited and has voting and dispositive power of the securities held by it.

(8)                                Zan Cui  is the director of Enbang Fortune Limited and has voting and dispositive power of the securities held by it.

Changes in Control

In January 2017, we issued 500,000,000 shares to the shareholders of PGL pursuant to the Purchase Agreement.  All of the shares have been held in escrow and deemed to be in the full control of the Company.  Upon the Closing, we expect that these shares will be delivered out of escrow to the shareholders of PGL, which will constitute a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2016 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•                          On December 16, 2016, we entered into a share purchase agreement (the “Purchase Agreement”) with Porter Group Limited, a Republic of Seychelles company (“PGL”), and shareholders holding all issued and outstanding shares of PGL (the “PGL Shareholders”), pursuant to which the Company has agreed to acquire all issued and outstanding shares of PGL (“Share Acquisition”).  Pursuant to the terms of the Purchase Agreement, the Company has issued 500,000,000 shares of the Company’s common stock to the PGL Shareholders, among which, 30,000,000 shares were issued to our Chief Executive Officer, President and Chairman, Mr. Zonghua Chen and 15,000,000 shares issued to our director, Mr. Maozi Cong. Execution of the Purchase Agreement is the first stage of the planned acquisition. Closing was planned to take place on or before June 18, 2017 (the “Closing”). The Closing is conditioned upon (i) PGL providing a valuation report of PGL and a full and up-to-date audit of the financial position of PGL, both satisfactory to ULNV; and (ii) approval by ULNV shareholders to issue 500 million new common shares and the transaction pursuant to the Purchase Agreement.

•                          Upon the change of control of the Company on October 28, 2016, Roman Ehlert, our former sole director, officer and principal stockholder, released us from all debts owed which aggregated $13,684 and was recorded as  additional paid in capital in the accompanying balance sheet.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES.

Effective on February 20, 2017, upon the approval by the Company’s board of directors, Michael Gillespie & Associates, PLLC was dismissed as the Company’s independent registered public accounting firm, effectively immediately.  On February 22, 2017, the Company’s board of directors appointed Centurion ZD CPA Limited as its new independent registered public accounting firm to audit and review the Company’s financial statements, effective immediately.  See the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2017 for more information.

Independent Auditors’ Fees

The following table represents fees billed for each of the last two fiscal years for professional audit services rendered by our independent registered public accounting firms:

	2017	2016

Audit fees(1)	$4,500	$7,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$4,500	$7,000

(1)                   “Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by our auditors for our financial statements as of and for the year ended February 28, 2017.

PART IV

ITEM 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS

UNI LINE CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Uni Line Corp.

We have audited the accompanying balance sheet of Uni Line Corp. (the “Company”) as of February 28, 2017, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2017 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had no revenues since its inception, and it currently has limited working capital. All these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Centurion ZD CPA Limited
Centurion ZD CPA Limited
Hong Kong, China
March 23, 2017

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington
August 3, 2016

UNI LINE CORP.

BALANCE SHEETS

AS OF FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$—	$—
Total Current Assets	—	—

Net Fixed Asset	—	1,150
Total Assets	$—	$1,150

LIABILITIES
Current Liabilities
Accrued expenses	$4,500	$—

Long Term Liabilities
Loan from a former director	—	7,434

Total Liabilities	4,500	7,434

Stockholders’ Equity
Preferred stock, par value $0.001 per share 250,000,000 shares authorized and nil shares issued as of February 28, 2017 (nil shares authorized and issued as of February 29, 2016)	—	—
Common stock, par value $0.001 per share; 750,000,000 shares authorized, 508,110,000 shares outstanding as of February 28, 2017 (75,000,000 shares authorized and 8,110,000 shares issued and outstanding as of February 29, 2016)	508,110	8,110
Additional paid in capital	(467,338)	18,978
Accumulated deficit	(45,272)	(33,372)
Total Stockholders’ Equity	(4,500)	(6,284)

Total Liabilities and Stockholders’ Equity	$—	$1,150

See accompanying notes to financial statements.

UNI LINE CORP.

STATEMENTS OF OPERATIONS

For the years ended February 28, 2017 and February 29, 2016

	2017	2016

REVENUES	$—	$—

OPERATING EXPENSES
General and Administrative Expenses	11,900	—

NET LOSS FROM OPERATIONS	(11,900)	—

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(11,900)	$—

NET LOSS PER SHARE: BASIC AND DILUTED*	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	74,144,548	8,110,000

* Less than $0.01 per share

See accompanying notes to financial statements.

UNI LINE CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended February 28, 2017 and February 29, 2016

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, March 1, 2015	8,110,000	$8,110	$18,978	$(33,372)	$(6,284)

Net loss	—	—	—	—	—

Balance, February 29, 2016	8,110,000	$8,110	$18,978	$(33,372)	$(6,284)

Net loss	—	—	—	(11,900)	(11,900)

Issuance of shares to acquire PGL (Note 1)	500,000,000	500,000	(500,000)	—	—

Waiver of loan from a former director (Note 1)	—	—	13,684	—	13,684

Balance, February 28, 2017	508,110,000	$508,110	$(467,338)	$(45,272)	$(4,500)

See accompanying notes to financial statements.

UNI LINE CORP.

STATEMENTS OF CASH FLOWS

For the years ended February 28, 2017 and February 29, 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(11,900)	$—
Loss on disposal of property, plant and equipment	1,250
Adjustments to reconcile net loss to net cash (used in) operating activities: Increase (Decrease) in Accrued Expenses	4,500	—
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,150)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Loans/ Promissory Notes	6,150	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,150	—

NET CHANGE IN CASH	—	—
Cash, beginning of year	—	—
Cash, end of year	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental schedule of non-cash financing activity:
Loan forgiven by a former director (see Note 3)	$13,684	$—

See accompanying notes to financial statements.

UNI LINE CORP.

NOTES TO THE FINANCIAL STATEMENTS

For the years ended February 28, 2017 and February 29, 2016

NOTE 1 -                                          ORGANIZATION AND NATURE OF BUSINESS

Uni Line Corp. (“ULNV” or the “Company”) was incorporated in the State of Nevada on September 5, 2013. The Company’s original business plan was to sell freshly squeezed juices from mobile stands in London, United Kingdom, but this business was not successful and we did not generate any revenue from this business.

On October 28, 2016, Roman Ehlert, the Company’s then sole director, officer and principal stockholder, transferred an aggregate of 6,000,000 shares of our common stock, representing approximately 73.98% of the Company’s issued and outstanding capital stock on a fully-diluted basis, to Jun Chen, Jian Xiong, Guili Xiong, Shuwen Du, Lianze Xiong, Gang Deng, Guoping Wang, Zhongnan Liu, Yue Wang, Yebiao Ding, Xiuyuan Bai and Jiahong Du, for an aggregate purchase price of $228,000, which resulted in a change of control of the Company. In connection with the transaction, Roman Ehlert released the Company from all debts owed which aggregated $13,684 and was recorded as additional paid in capital in the accompanying balance sheet.

Upon the change of control of the Company, on October 28, 2016: (1) Roman Ehlert ceased to be the Company’s President and Principal Accounting Officer; and (2) the Company has relocated its principle office to 1609, Feng Rui Ge, Fenghu Building, Buji, Luohu, Shenzhen, Guangdong, China 518000.

On December 16, 2016, the Company entered into a share purchase agreement (the “Purchase Agreement”) with Porter Group Limited (“PGL”) to acquire all issued and outstanding shares of PGL. Under the terms of the Purchase Agreement, the Company agreed to issue 500,000,000 shares of its common stock to the owners of the PGL (“the share exchange”).

Execution of the Purchase Agreement is the first stage of the planned acquisition. Closing was planned to take place on or before June 18, 2017 (the “Closing”). The Closing is conditioned upon (i) PGL providing a valuation report of PGL and a full and up-to-date audit of the financial position of PGL, both satisfactory to ULNV; and (ii) approval by ULNV shareholders to issue 500 million new common shares and the transaction pursuant to the Purchase Agreement. All shares issued pursuant to the Purchase Agreement are held in escrow and deemed to be in the full control of ULNV until the closing.

On December 16, 2016, Mr. Zonghua Chen was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company effective December 19, 2016.

Mr. Zonghua Chen is a general manager, corporate representative and executive director in Shenzhen Porter City Investment Management Co., Ltd. which is a variable interest entity of PGL.

Upon closing, the Company will become a wholly owned subsidiary of ULNV. For financial accounting purposes, the share exchange will be accounted for as a reverse acquisition by PGL, and resulted in a recapitalization, with PGL, being the accounting acquirer and the Company, as the acquired entity. After the reverse acquisition, the Company expects to refocus its business as an innovative O2O(ONLINE TO OFFLINE) business  platform operator covering both online E-commerce and offline commercial chain entity of three dimensional synchronous operation together with integrated comprehensive services for consumer manufacturing enterprises.

Also upon Closing, Mr. Zonghua Chen will receive $2.4 million as consideration to be paid by the Company for acquisition of his equity ownership in PGL, represented by 30,000,000 shares of Company common stock to be issued to Mr. Zonghua Chen at Closing.

During the fiscal year ended February 28, 2017, other than seeking to consummate a combination transaction with, PGL, the Company was not engaged in any significant business activities and had no operations or revenues.

UNI LINE CORP.

NOTES TO THE FINANCIAL STATEMENTS

For the years ended February 28, 2017 and February 29, 2016

NOTE 2 -                                          SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) and are presented in the U.S. dollar, which is also the Company’s functional currency.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company had no revenues since its inception, and it currently has limited working capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

UNI LINE CORP.

NOTES TO THE FINANCIAL STATEMENTS

For the years ended February 28, 2017 and February 29, 2016

Taxation

Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income taxes are determined based on the differences between the accounting basis and the tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. Deferred tax assets are reduced by a valuation allowance, if based on available evidence, it is considered that it is more likely than not that some portion of or all of the deferred tax assets will not be realized. In making such determination, the Company considers factors including future reversals of existing taxable temporary differences, future profitability, and tax planning strategies. If events were to occur in the future that would allow the Company to realize more of its deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require the Company to realize less of its deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities.

The Company’s deferred tax assets relate to its net operating losses in the U.S.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and at banks and highly liquid investments, which are unrestricted from withdrawal or use, and which have original maturities of three months or less when purchased.

The Company did not maintain any bank accounts during the years ended February 28, 2017 and February 29, 2016.

Fair Value of Financial Instruments

U.S. GAAP establishes a three-tier hierarchy to prioritize the inputs used in the valuation methodologies in measuring the fair value of financial instruments. This hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three-tier fair value hierarchy is:

Level 1 —    observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 —    include other inputs that are directly or indirectly observable in the market place.

Level 3 —    unobservable inputs which are supported by little or no market activity.

The carrying value of the Company’s financial instruments, including loan from a former director approximate their fair value due to their short maturities.

UNI LINE CORP.

NOTES TO THE FINANCIAL STATEMENTS

For the years ended February 28, 2017 and February 29, 2016

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

The Company computes earnings per share (“EPS”) in accordance with generally accepted accounting principles. Companies with complex capital structures are to present basic and diluted EPS. Basic EPS is measured as the loss available to ordinary shareholders divided by the weighted average ordinary shares outstanding for the period. For basic EPS, the weighted average number of shares outstanding for the period includes contingently issuable shares (i.e., shares issuable for little or no cash consideration upon the satisfaction of the conditions of a contingent stock agreement) as of the date that all necessary conditions have been met. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, ‘‘Revenue from Contracts with Customers (Topic 606).’’ This guidance supersedes current guidance on revenue recognition in Topic 605, ‘‘Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company will apply the new revenue standard beginning January 1, 2018, and will not early adopt. The Company is currently in the process of analyzing the Company’s revenue streams in accordance with the new revenue standard to determine the impact on the Company’s financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The does not expect this standard to have a material impact on its financial statements.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect this standard to have a material impact on its c financial statements.

In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a

UNI LINE CORP.

NOTES TO THE FINANCIAL STATEMENTS

For the years ended February 28, 2017 and February 29, 2016

retrospective transition method to each period presented. The Company does not expect this standard to have a material impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 3 -                                          LOAN FROM A FORMER DIRECTOR

The loan from a former director, Roman Ehlert, was unsecured, non-interest bearing and due on demand. The balance due to the director was $7,434 as of February 29, 2016. Upon the change of control of the Company (Note 1), Roman Ehlert released the Company from all debts owed which aggregated $13,684 and was recorded as additional paid in capital in the accompanying balance sheet.

NOTE 4 -                                          FIXED ASSETS

Company purchased Super Angel All Stainless Steel Twin Gear Juicer - 5500.

	2017	2016
Fixed assets:
Equipment	$—	$1,150
Less: accumulated depreciation	—	—
Net fixed assets	$—	$1,150

No depreciation was recorded during the period from inception through February 29, 2017.

NOTE 5 -                                          PREFERRED STOCK AND COMMON STOCK

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

In January 2017, 500,000,000 shares of common stock were issued pursuant to the Purchase Agreement (Note 1) and are held in escrow and deemed to be in the full control of ULNV until the closing.

NOTE 6 -                                          LOSS PER SHARE

	2017	2016

Numerator
Net loss	$(11,900)	$—
Denominator
Weighted average number of common shares outstanding - basic and diluted	74,144,548	8,110,000
Basic and diluted loss per share*	$0.00	$0.00

* Less than $0.01 per share

The Company did not have dilutive potential common share equivalents during the periods presented.

UNI LINE CORP.

NOTES TO THE FINANCIAL STATEMENTS

For the years ended February 28, 2017 and February 29, 2016

NOTE 7 -                                          INCOME TAXES

As of February 28, 2017 and February 29, 2016, the Company had net operating loss carry forwards of $1,530 and $nil, respectively, that may be available to reduce future years’ taxable income in varying amounts through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	2017		2016
Federal income tax benefit attributable to:
Current operations	$1,530	*	$—
Less: valuation allowance	(1,530)		—
Net provision for Federal income taxes for the year	$—		$—

* Part of the operating loss had been disallowed in the change of ownership on October 28, 2016

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	2017	2016
Loss before income taxes	$11,900	$—
Change of ownership	(7,400)*	—
Loss before income taxes after change of ownership	4,500	—
United States federal corporate income tax rate	34%	34%
Income tax credit computed at statutory corporate income tax rate	1,530	—
Valuation allowance on deferred tax assets	(1,530)	—
Income tax	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2017		2016
Deferred tax asset attributable to:
Net operating loss carryover	$1,530	*	$—	*
Less: valuation allowance	(1,530)		—
Net deferred tax asset	$—		$—

NOTE 8 -                                          SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to February 28, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2017

UNI LINE CORP.

By:	/s/ Zonghua Chen
Zonghua Chen
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zonghua Chen	Chairman, President, Chief Executive Officer and Chief Financial Officer	March 23, 2017
Zonghua Chen	(Principal Executive Officer and Principal Financing and Accounting Officer)

/s/ Jun Chen	Director	March 23, 2017
Jun Chen

/s/ Maozi Cong	Director	March 23, 2017
Maozi Cong

EXHIBIT INDEX

Exhibit No.	Description
2.1

Share Purchase Agreement, dated December 16, 2016, among the Company, Porter Group Limited and the shareholders of Porter Group Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 19, 2016)

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on January 1, 2017)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on May 28, 2014)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

* Filed herewith