Form 10-Q
period 2017-06-30
Porter Holding International, Inc.
filed 2017-08-14
CIK 1605810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-196336

PORTER HOLDING INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	42-1777496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Guowei Industrial Building #125, Guowei Road, Liantang, Luohu

Shenzhen, Guangdong, China, 518004

(Address of principal executive offices, Zip Code)

+86-755-22230580

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	508,110,000

PORTER HOLDING INTERNATIONAL, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS.

PORTER HOLDING INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

PORTER HOLDING INTERNATIONAL, INC.

FINANCIAL STATEMENTS

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In U.S. dollars)

	June 30, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$716,191	$1,018,313
Short-term investments	258,325	100,908
Accounts receivable, net of nil allowance for doubtful accounts	38,399	37,159
Prepayments and other receivables	149,891	283,135
Amounts due from related parties	4,765	98,681
Total current assets	1,167,571	1,538,196

NON-CURRENT ASSETS
Property, plant and equipment, net	11,679	6,288
Intangible assets, net	19,011	19,580
Total non-current assets	30,690	25,868

TOTAL ASSETS	$1,198,261	$1,564,064

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$19,039	$42,898
Accruals and other payables	152,962	116,067
Income tax payable	2,050	2,672
Amounts due to shareholders	728,929	—
Amounts due to related parties	1,633,164	1,907,684
Total current liabilities	2,536,144	2,069,321

TOTAL LIABILITIES	2,536,144	2,069,321

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DECIFICT
Preferred stock, par value $0.001 per share 250,000,000 shares authorized and nil shares issued as of June 30, 2017 and December 31, 2016	—	—
Common stock, par value $0.001 per share; 750,000,000 shares authorized, 508,110,000 and 8,110,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	508,110	8,110
Additional paid-in capital	400,561	905,061
Accumulated deficit	(2,343,774)	(1,524,780)
Accumulated other comprehensive income	97,220	106,352
Total stockholders’ deficit	(1,337,883)	(505,257)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,198,261	$1,564,064

The accompanying notes are an integral part of these condensed financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

REVENUE	$1,347,760	$—	$1,484,726	$—

COST OF REVENUE	(1,500,937)	—	(1,564,304)	—

GROSS LOSS	(153,177)	—	(79,578)	—

OPERATING EXPENSES
General and administrative expenses	(335,455)	(26,492)	(727,712)	(28,067)
Total operating expenses	(335,455)	(26,492)	(727,712)	(28,067)

LOSS FROM OPERATIONS	(335,455)	(26,492)	(807,290)	(28,067)

OTHER (EXPENSE) INCOME, NET
Other income (expense)	(11,896)	(147)	(10,878)	(229)
Total other expense, net	(11,896)	(147)	(10,878)	(229)

NET LOSS BEFORE TAXES	(500,528)	(26,639)	(818,168)	(28,296)

Income tax expense	(308)	—	(826)	—

NET LOSS	(500,836)	(26,639)	(818,994)	(28,296)

OTHER COMPREHENSIVE INCOME
Foreign currency translation (loss) gain	(21,281)	29,658	(9,132)	23,959

TOTAL COMPREHENSIVE (LOSS) INCOME	$(522,117)	$3,019	$(828,126)	$(4,337)

Basic and diluted loss per share	$—	$—	$—	$—

Weighted average number of common shares outstanding- basic and diluted	508,110,000	8,110,000	480,485,691	8,110,000

The accompanying notes are an integral part of these condensed financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities
Net loss	$(818,994)	$(28,296)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,685	1,313
Loss on disposal of property, plant and equipment	—	179
Changes in assets and liabilities
Accounts receivable	(343)	3,731
Prepayments and other receivables	133,791	(2,424)
Accounts payable	(19,456)	—
Accruals and other payables	28,102	—
Net cash used in operating activities	(675,215)	(25,497)
		—
Cash flows from investing activities
Purchase of property, plant and equipment	(5,825)	(7,350)
Purchase of investments	(1,244,596)	—
Proceeds from disposal of investments	1,091,751	—
Repayment from (advances to) related parties	94,948	(88,052)
Net cash used in investing activities	(63,722)	(95,402)

Cash flows from financing activities
(Advances from) repayment to related parties	(286,716)	113,650
Amounts due to shareholders	704,424	—
Net cash provided by financing activities	417,708	113,650
		—
Effect of exchange rates on cash	19,107	(102)

Net decrease in cash and cash equivalents	(302,122)	(7,351)

Cash and cash equivalents at beginning of period	1,018,313	10,219

Cash and cash equivalents at end of period	$716,191	$2,868

Supplemental of cash flow information
Cash paid for interest expenses	$—	$—
Cash paid for income tax	$1,311	$—

The accompanying notes are an integral part of these condensed financial statements.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

(In U.S. dollars)

1.              ORGANIZATION AND BUSINESS

Porter Holding International, Inc. (“ULNV” or the “Company”) was incorporated in the State of Nevada on September 5, 2013.

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

Porter Group Limited (“PGL”) was incorporated in the Republic of Seychelles on October 13, 2016, and is a holding company. PGL owns 100% of Porter Perspective Business Group Limited, a company incorporated in Hong Kong (“PPBGL”) which in turn owns 100% of Shenzhen Qianhai Porter Industrial Co. Ltd. (“Qianhai Porter”), a company incorporated in the People’s Republic of China (the “PRC”).

On December 15, 2016, Qianhai Porter, Shenzhen Portercity Investment Management Co. Ltd. (a company incorporated in the PRC; “Portercity”) and Mr Zonghua Chen and Ms Xiaomei Xiong, the shareholders (the “Shareholders”) of Portercity entered into commercial arrangements, or collectively, VIE Agreements, pursuant to which PGL has contractual rights to control and operate the businesses of Portercity and its three operating wholly-owned subsidiaries incorporated in the PRC (collectively the “VIE Entities”):

(a)                                 Shenzhen Porter Warehouse E-Commerce Co. Ltd. (“Porter E-Commerce”);

(b)                                 Shenzhen Yihuilian Information Consulting Co. Ltd. (“Porter Consulting”); and

(c)                                  Shenzhen Porter Commercial Perspective Network Co. Ltd. (“Porter Commercial”).

The VIE Agreements entered into by and between Qianhai Porter, Portercity and the Shareholders are as follows:

•                  Pursuant to a commission management and consulting services agreement, or the Service Agreement, Qianhai Porter agreed to act as the exclusive management and advisory consultant of Portercity and provide client management, marketing promotion counseling, corporate management and counseling, finance counseling and personnel training services to Portercity.  In exchange, Portercity agreed to pay Qianhai Porter a management and consulting fee to be equivalent to the amount of net profit before tax of Portercity;

•                  Pursuant to an exclusive right and option to purchase agreement, or the Option Agreement, the shareholders of Portercity granted to Qianhai Porter the exclusive right and option to purchase, at any time during the term of the Option Agreement, all of the assets of and equity interests shares in Portercity, at the exercise price equal to the lowest possible price permitted by Chinese laws;

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

(In U.S. dollars)

•                  Pursuant to a shareholders’ voting rights proxy agreement, or the Voting Rights Agreement, each of the shareholders of Portercity irrevocably appointed the representatives designated by Qianhai Porter to exercise its exclusive voting right of shareholders in the general meeting of shareholders of Portercity; and

•                  Pursuant to an equity interest pledge agreement, the Pledge Agreement, the shareholders of Portercity pledged all of the equity interests in Portercity and any and all legitimate income generated from such equity interests to Qianhai Porter to ensure the rights, privileges and concessions of Qianhai Porter under this and the above contractual arrangements.

As a result of the above contractual arrangements, or the Contractual Arrangements, PGL has substantial control over the VIE Entities’ daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of the VIE Entities, the Company is entitled to consolidate the financial results of the VIE Entities in its own consolidated financial statements under Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities, or ASC Topic 810.

The Company completed the following transactions:

1.                          The formation of PGL, a Seychelles holding company, was completed in October 13, 2016. The share capital of the Company is $50,000 divided into 500,000,000 ordinary shares of $0.0001 par value each. On December 6, 2016, the authorized and issued capital of PGL increased to $725,000 divided into 7,250,000,000 shares with a par value of $0.0001 each.  PGL is owned and controlled by the same control group as PPBGL and Portercity, including Mr Zonghua Chen and Mr. Maozi Cong.

2.                          On November 29, 2016, Mr Zongjian Chen, the sole shareholder of PPBGL, transferred 100% of the outstanding shares of PPBGL to PGL. The Share Transfer has been accounted for as a common control transaction. Other than its 100% ownership of PPBGL, PGL has no significant assets and no other business operations.

Organization and reorganization

PPBGL was incorporated in Hong Kong on September 21, 2016 as a company with limited liability as an investment holding company. Upon incorporation, PPBGL issued 1 ordinary share at HK$1. Also on September 21, 2016, an additional 9,999 ordinary shares were issued, and Mr Zongjian Chen held all the 10,000 ordinary shares of PPBGL on behalf of the original investors of Portercity. At this time, PPBGL was controlled by Mr Zongjian Chen and other investors had no significant assets or business operations.

Qianhai Porter was incorporated in the PRC as a wholly foreign-owned enterprise (“WFOE”) with limited liability on November 21, 2016. Qianhai Porter was set up by PPBGL. Qianhai Porter was incorporated to control the shareholders’ voting interests in Portercity and become the primary beneficiary of Portercity and its wholly owned subsidiaries, Porter E-Commerce, Porter Consulting and Porter Commercial.

Portercity was held by Mr Zonghua Chen (brother of Mr Zongjian Chen) and Ms Xiaomei Xiong (spouse of Mr Zongjian Chen) on behalf of other investors, including Mr Zonghua Chen himself and Mr. Maozi Cong.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

(In U.S. dollars)

On December 15, 2016, Qianhai Porter, Portercity and the Shareholders of Portercity entered into the abovementioned VIE Agreements, pursuant to which the Company has contractual rights to control and operate the businesses of Portercity and its wholly owned subsidiaries. The change in control of Portercity and the acquisition of PPBGL by PGL have been accounted for as common control transactions in a manner similar to a pooling of interests and there was no recognition of any goodwill or excess of the acquirers’ interest in the net fair value of the acquirees’ identifiable assets, liabilities and contingent liabilities over cost at the time of the common control combinations. Therefore, these transactions were recorded at historical cost with a reclassification of equity from retained profits to additional paid in capital to reflect the deemed value of consideration given in the local jurisdiction and the capital structure of Portercity. The consolidated financial statements of the Company include all of the accounts of the Company and its subsidiaries, PPBGL and Qianhai Porter and VIE Entities (except for Porter Consulting, as explained below) for all periods presented. All material intercompany transactions and balances have been eliminated in the consolidation.

On December 1, 2016, Portercity acquired a 100% equity interest in Porter Consulting from Shenzhen Porter Holdings Limited, for a cash consideration of $144,154 (RMB1,000,000).  The consideration was credited against the amount due to Shenzhen Porter Holdings Limited as fully paid.

On December 16, 2016, the Company entered into a share purchase agreement (the “Purchase Agreement”) with PGL to acquire all the issued and outstanding shares of PGL. Under the terms of the Purchase Agreement, the Company agreed to issue 500,000,000 shares of its common stock to the owners of PGL (“the share exchange”). Pursuant to the terms of the Purchase Agreement, the Company issued 500,000,000 shares of the Company’s common stock to the shareholders of PGL on January 10, 2017, among which, 30,000,000 shares were issued to our Chief Executive Officer, President and Chairman, Mr. Zonghua Chen and 15,000,000 shares issued to our director, Mr. Maozi Cong. All 500,000,000 shares issued in January 2017 pursuant to the Purchase Agreement were held in escrow and deemed to be in the full control of ULNV until the closing.

On April 7, 2017, ULNV filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) announcing the completion of a business combination between ULNV and PGL in accordance with the terms of the Purchase Agreement. As a result of the transaction, PGL became a wholly-owned subsidiary of UNLV and the shareholders of PGL became the holders of approximately 98.4% of UNLV’s issued and outstanding capital stock on a fully-diluted basis. For financial accounting purposes, the share exchange is accounted for as a reverse acquisition by PGL, and resulted in a recapitalization, with PGL, being the accounting acquirer and the Company, as the acquired entity (accounting acquiree). The accompanying condensed consolidated financial statements are in substance those of PGL, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the reverse acquisition. The Company is deemed to be a continuation of the business of PGL.

Accordingly, the accompanying condensed consolidated financial statements include the following:

(1)         the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2)         the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of share exchange transaction.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

(In U.S. dollars)

On April 7, 2017, the Company changed its fiscal year end from February 28 to December 31.  This change is being effectuated in connection with the aforementioned reverse acquisition transaction.

In May 2017, the Company’s name was changed from Uni Line Corp. to Porter Holding International, Inc. to more accurately reflect its new business.

After the reverse acquisition, the Company and its subsidiaries and VIE entities (collectively referred to as the “Company”) focus its business as an innovative O2O (Online to Offline) business platform operator covering both online E-commerce and offline commercial chain entity of three dimensional synchronous operation together with integrated comprehensive services for consumer manufacturing enterprises.

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiaries and its variable interest entities. All significant inter-company transactions and balances have been eliminated in consolidation.

The interim condensed consolidated financial information as of June 30, 2017 and for the six and three month periods ended June 30, 2017 and 2016 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of PGL for the year ended December 31, 2016, on the Current Report on Form 8-K of UNLV filed with the SEC on April 7, 2017.

In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses resulting in an accumulated deficit of $2,343,774 as of June 30, 2017, and it currently has net working capital deficit of $1,368,573. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

(In U.S. dollars)

Use of Estimates

The preparation of these financial statements requires management of the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its consolidated financial statements.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries and consolidated VIEs. All significant inter-company balances and transactions have been eliminated upon consolidation.

VIE Consolidation

The Company’s VIEs are wholly owned by Mr Zonghua Chen and Ms Xiaomei Xiong as nominee shareholders. For consolidated VIEs, management made evaluations of the relationships between the Company and the VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Company controls the shareholders’ voting interests in these VIEs. As a result of such evaluation, management concluded that the Company is the primary beneficiary of its consolidated VIEs.

PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, Internet access, online games, mobile, value added telecommunications and certain other businesses in which the Company is engaged or could be deemed to be engaged. Consequently, the Company conducts certain of its operations and businesses in the PRC through its VIEs. The Company consolidates in its consolidated financial statements all of the VIEs of which the Company is the primary beneficiary.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

(In U.S. dollars)

The following financial information of the Company’s consolidated VIEs (including subsidiary of VIEs) is included in the accompanying consolidated financial statements:

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$100,101	264,761
Short-term investments	258,325	100,908
Accounts receivable, net	38,399	37,159
Prepayments and other receivables	149,384	283,135
Amount due from holding company	4,500	—
Amounts due from related parties	4,765	98,681
Total current assets	555,474	784,644

NON-CURRENT ASSETS
Property, plant and equipment, net	11,679	6,288
Intangible assets, net	19,011	19,580
Total non-current assets	30,690	25,868

TOTAL ASSETS	$586,164	$810,512

CURRENT LIABILITIES
Accounts payable	19,039	37,859
Accruals and other payables	97,034	91,068
Taxation payable	2,050	2,672
Amounts due to shareholders	721,714	—
Amounts due to related parties	1,633,164	1,878,813
TOTAL LIABILITIES	2,473,001	2,010,412

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net revenue	$1,347,760	$—	$1,484,726	$—
Net loss	$403,755	$26,639	$686,852	$28,296

	Six months ended June 30,
	2017	2016

Net cash used in operating activities	$(529,907)	$(25,497)
Net cash used in investing activities	(63,722)	(95,402)
Net cash provided by financing activities	424,987	113,650

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The recognition of revenues involves certain management judgments. The amount and timing of the revenues could be materially different for any period if management made different judgments or utilized different estimates.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

(In U.S. dollars)

The Company via Porter Consulting earns commissions from a third-party payment service provider when China UnionPay card transactions are completed and settled. Revenue related to commissions is recognized in the income statement at the time when the underlying transaction is completed.

The third-party payment provider is a China UnionPay card acquiring institution and earns processing fees from China UnionPay card transactions. The Company via Porter Consulting promotes the payment service of the third-party payment service provider to merchants in Shenzhen and shares a portion of the processing fees earned by the third-party payment service provider from China UnionPay, as commission.

Service income from organizing and delivering an event and forum to the Company’s merchant clients in May 2017, totaled $1,243,624 for the three and six months ended June 30, 2017, is recognized when the service is performed.

Net loss per share of common stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(500,836)	$(26,639)	$(818,994)	$(28,296)

Weighted average number of common shares outstanding- basic and diluted	508,110,000	8,110,000	480,485,691	8,110,000

Basic and diluted loss per share	$—	$—	$—	$—

* Less than $0.01 per share

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Segments

The Company evaluates a reporting unit by first identifying its operating segments, and then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meets the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company has one reportable segment in the periods presented (see note 10).

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

(In U.S. dollars)

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

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts and other receivables, other current assets, accounts and other payables, and other short-term liabilities approximate their fair value due to their short maturities.

In accordance with ASC 825, for investments in financial instruments with a variable interest rate indexed to performance of underlying assets, the Company elected the fair value method at the date of initial recognition and carried these investments at fair value. Changes in the fair value are reflected in the consolidated statements of comprehensive income as other income/(expense). To estimate fair value, the Company refers to the quoted rate of return provided by banks at the end of each period using the discounted cash flow method. The Company classifies the valuation techniques that use these inputs as Level 2 of fair value measurements.

As of June 30, 2017 and December 31, 2016, the Company’s investments in financial instruments were $258,325 and $100,908, respectively. The investments were issued by commercial banks in China, and have a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments.

Gain on short-term investments was $4,031 and nil for the six months ended June 30, 2017 and 2016, respectively; and $1,983 and nil, for the three months ended June 30, 2017 and 2016, respectively. Gain on short-term investments was included in other income (expense) in the accompanying condensed consolidated statements of operations.

Recently issued accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, ‘‘Revenue from Contracts with Customers (Topic 606).’’ This guidance supersedes current guidance on revenue recognition in Topic 605, ‘‘Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company will apply the new revenue standard beginning January 1, 2018, and will not early adopt. The Company is currently in the process of analyzing the Company’s revenue streams in accordance with the new revenue standard to determine the impact on the Company’s consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

(In U.S. dollars)

3.              PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	June 30,	December 31,
	2017	2016

Prepaid expenses	$947	$124,547
Prepaid service expenses	115,405	145,731
Staff advances	20,337	11,585
Others	13,202	1,272
	$149,891	$283,135

4.              PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30,	December 31,
	2017	2016

Office and computer equipment	$124,301	$115,699
Less: Accumulated depreciation	(112,622)	(109,411)
	$11,679	$6,288

Depreciation expenses charged to the statements of operations for the six months ended June 30, 2017 and 2016 were $577 and $397, respectively. Depreciation expenses charged to the statements of operations for the three months ended June 30, 2017 and 2016 were $338 and $191, respectively.

5.              INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	June 30,	December 31,
	2017	2016

Domain names and trademarks	$22,857	$22,520
Less: Accumulated depreciation	(3,846)	(2,940)
	$19,011	$19,580

Amortization charged to the statements of operations for the six months ended June 30, 2017 and 2016 were $1,108 and $971, respectively. Amortization charged to the statements of operations for the three months ended June 30, 2017 and 2016 were $783 and $388, respectively.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

(In U.S. dollars)

6.              ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	June 30,	December 31,
	2017	2016

Salary payables	$48,558	$49,053
Accrued professional fees	15,333	25,000
VAT payables	50,312	—
Others	38,759	42,014
	$152,962	$116,067

Advances from unrelated parties are interest-free, unsecured and repayable on demand.

7.              BALANCES WITH RELATED PARTIES

		June 30,	December 31,
	Note	2017	2016

Due from related companies
Shenzhen Haixin Porter Enterprise Service Platform Management Co., Ltd	(a)	$—	$95,812
Shenzhen Wisdom Business Alliance Industry Fund Enterprises (Limited Partnership)		—	1,310
Shenzhen Wisdom Business Alliance Investment Management Limited		—	1,044
Shenzhen Porter City Fund Management Limited		—	515
Hong Kong Porter Warehouse Business Group Limited		4,765	—
		$4,765	$98,681

(a)         Ms. Xiaomei Xiong is a supervisor and a 51% shareholder of Shenzhen Haixin Porter Enterprise Service Platform Management Co., Ltd. The amount was fully repaid to the Company in 2017.

All the above balances are interest-free, unsecured and repayable on demand.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

(In U.S. dollars)

		June 30,	December 31,
	Note	2017	2016

Due to related companies
Shenzhen Porter Holdings Limited	(b)	$1,443,927	$1,694,052
Liaoning Northeast Asia Porter City Investment Limited	(c)	189,237	213,632
		$1,633,164	$1,907,684
Due to shareholders
Mr. Zongjian Chen		$121,655	$—
Mr. Zonghua Chen		607,274	—
		$728,929	$—

(b)         Mr. Zongjian Chen is the Chairman, the legal representative and a 60% shareholder of Shenzhen Porter Holdings Limited

(c)          Mr. Zonghua Chen is a supervisor and Mr. Zongjian Chen a 45% shareholder of Liaoning Northeast Asia Porter City Investment Limited

All the above balances are interest-free and unsecured. These related companies and shareholders have agreed not to demand repayment until the Company is financially capable to do so.

8.              PREFERRED STOCK AND COMMON STOCK

On December 19, 2016, the shareholders of the Company approved an increase to the number of authorized shares from 75,000,000 shares to 750,000,000 shares and added 250,000,000 shares of preferred stock, par value $0.001 per share. The board of directors of the Company is authorized to provide for the issuance of preferred stock in series, with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions thereof. The Company filed a Certificate of Amendment with the State of Nevada, effective on December 20, 2016, increasing the number of authorized shares from 75,000,000 shares to 750,000,000 shares and adding a new class of 250,000,000 shares of preferred stock, par value $0.001 per share.

In January 2017, 500,000,000 shares of common stock were issued pursuant to the Purchase Agreement (Note 1) and were held in escrow and deemed to be in the full control of ULNV until the closing.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

(In U.S. dollars)

9.              INCOME TAXES

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state statutory tax rates up to 34% and 0%, respectively. No provision for income taxes in the United States has been made as the Company had no taxable income for the three and six months ended June 30, 2017 and 2016.

PGL is registered as an international business company and is exempted from corporation tax in Seychelles.

PPBGL is subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong and accordingly no provision for Hong Kong profits tax was made in this period.

PRC Tax

The Company’s subsidiary and consolidated VIEs in China are subject to corporate income tax (“CIP”) at 25% for the years ended December 31, 2017 and 2016.

China’s State Administration of Taxation recently released the “Announcement on Expanding the Scope of Small Low-profit Enterprises Eligible for CIT Reduced by Half Policy (SAT Announcement [2015] No. 17) and the Cai Shui [2015] No. 34.  According to the two documents, all types of small low-profit enterprises that meet the requisite conditions are entitled to the preferential income tax policies.

Small and low-profit enterprises with a taxable income not exceeding RMB200,000 are allowed to pay corporate income tax at the rate of 20 percent on only 50 percent of their taxable income. Specifically, if a small low-profit enterprise prepays CIT based on its actual profit for the current year, and the accumulative actual profit at the time of making the prepayment is less than RMB 200,000, it is entitled to the Halved Tax Policy; and if such accumulative actual profit exceeds RMB 200,000, the enterprise is no longer entitled to the Halved Tax Policy. If the small low-profit enterprise prepays CIT for the current year based on the quarterly (or monthly) average of the taxable income for the previous year, it is entitled to the Halved Rate Policy.

Such small low-profit enterprises will no longer need to get the approval from tax authorities and they may enjoy the preferential income tax policies at the time of quarterly or monthly prepayment of the CIT. However, for small low-profit enterprises which are subject to tax collection at a fixed amount, the tax authorities will make adjustment to their taxable amount and they need to pay the CIT based on the original measures. Non-resident enterprises which are getting income earned from commercial operations conducted within Chinese territory are not included within the scope of certain tax break policies.

Further, small low-profit enterprises are no longer required to file relevant companies’ information at the time of prepayment and final settlement of corporate income tax. Previously, small low-profit enterprises were required to provide the information about their number of employees and total assets at the time of prepayment declaration.

The preferential policy is effective from January 1, 2015 to December 31, 2017.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

(In U.S. dollars)

Porter Consulting enjoyed the above preferential policy on its profits in fiscals 2016 and 2017.

As of June 30, 2017 and December 31, 2016, the Company had net operating loss carry forwards of $645,756  and $nil, respectively, that may be available to reduce future years’ taxable income in varying amounts through 2022. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

A reconciliation of the income tax expense determined at the statutory income tax rate of 34% to the Company’s income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Loss before income taxes	$(500,528)	$(26,639)	$(818,168)	$(28,296)
United States statutory income tax rate	34%	34%	34%	34%
Income tax credit computed at statutory corporate income tax rate	(170,180)	(9,057)	(278,177)	(9,621)
Reconciling items:
Effect of different tax jurisdictions	45,046	2,457	73,635	2,547
Non-deductible expenses	28,860	6,600	45,816	7,074
Change in valuation allowance	97,668	—	161,439	—
Effect of tax exemption granted to Porter Consulting	(1,086)	—	(1,887)	—
Income tax expense	$(308)	$—	$(826)	$—

10.       SEGMENT INFORMATION

The Company is developing and plans to offer a wide range of one-stop services for its merchant clients through its integrated online and offline platforms.

The Company’s chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the Company. Based on management’s assessment, the Company has determined that it has one operating segment, being provision of services to its merchant clients.

The Company primarily operates in the PRC. Substantially all the Company’s long-lived assets are located in the PRC.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

(In U.S. dollars)

11.       CHINA CONTRIBUTION PLAN

The Company’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the three and six months ended June 30, 2017, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $11,348 and $18,757, respectively, to these funds. For the three and six months ended June 30, 2016, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $0 and $0, respectively, to these funds.

12.       COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of June 30, 2017, Company did not have any capital commitments.

Lease Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory, as well as hardware trading platform as of June 30, 2017 are payable as follows:

12 months ending June 30,
2018	$30,244
2019	8,314
Thereafter	—
Total	$38,558

Rental expense of the Company was $17,332 and $34,582 for the three and six months ended June 30, 2017, respectively.

No rental expense was incurred for the three and six months ended June 30, 2016.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

(In U.S. dollars)

13.       CONCENTRATIONS AND CREDIT RISK

(a)         Concentrations

The Company has earned no revenue during the three and six months ended June 30, 2016. In the three months ended June 30, 2017, 3 customers accounted for 51%, 13% and 11% of the Company’s revenues, respectively. In the six months ended June 30, 2017, 4 customers who accounted for 46%, 12%, 11% and 10% of its revenues, respectively. As of June 30, 2017 and December 31, 2016, a customer accounted for 83% and 97% of its accounts receivable, respectively.

(b)         Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2017 and December 31, 2016, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

14.       SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to June 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 2.1 of our Current Report on Form 8-K filed on April 7, 2017, amended on May 23, June 19 and July 13, 2017, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•                  “Company”, “we”, “us” and “our” are to the combined business of Porter Holding International, Inc., a Nevada corporation, and its consolidated subsidiaries and variable interest entities;

•                  “PGL” are to Porter Group Limited, a Republic of Seychelles company and our wholly-owned subsidiary;

•                  “PPBGL” are to Porter Perspective Business Group Limited, a Hong Kong company and wholly-owned subsidiary of PGL;

•                  “Qianhai Porter” are to Shenzhen Qianhai Porter Industrial Co. Ltd., a PRC company and wholly-owned subsidiary of PPBGL;

•                  “Portercity” are to Shenzhen Portercity Investment Management Co. Ltd., a PRC company;

•                  “Porter E-Commerce” are to Shenzhen Porter Warehouse E-Commerce Co. Ltd., a PRC company and wholly-owned subsidiary of Portercity;

•                  “Porter Consulting” are to Shenzhen Yihuilian Information Consulting Co. Ltd., a PRC company and wholly-owned subsidiary of Portercity;

•                  “Porter Commercial” are to Shenzhen Porter Commercial Perspective Network Co., Ltd., a PRC company and wholly-owned subsidiary of Portercity;

•                  “VIEs” means our consolidated variable interest entities, including Portercity and its subsidiaries, Porter E-Commerce, Porter Consulting and Porter Commercial as depicted in our organizational chart below;

•                  “Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

•                  “China” and “PRC” refer to the People’s Republic of China;

•                  “Renminbi” and “RMB” refer to the legal currency of China;

•                  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;

•                  “SEC” are to the U.S. Securities and Exchange Commission;

•                  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•                  “Securities Act” are to the Securities Act of 1933, as amended.

Overview

We were incorporated in the State of Nevada on September 5, 2013.  Our original business plan was to sell freshly squeezed juices from mobile stands in London, United Kingdom, but this business was not successful and we did not generate any revenue from this business.

On April 7, 2017, we completed the acquisition of PGL pursuant to a share purchase agreement (the “Reverse Merger”) .  As a result of the acquisition, PGL became our wholly-owned subsidiary and the former shareholders of PGL became the holders of approximately 98.4% of our issued and outstanding capital stock on a fully-diluted basis.  For accounting purposes, the transaction with PGL was treated as a reverse acquisition, with PGL as the acquirer and the Company as the acquired party.  Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of PGL and its consolidated subsidiaries.

As a result of our acquisition of PGL, we now own all of the issued and outstanding shares of PGL, a holding company, which in turn owns all of the equity capital of PPBGL and its subsidiary. We changed our name to Porter Holding International, Inc. on May 8, 2017 to more accurately reflect our new business.

In connection with the reverse acquisition transaction, we changed our fiscal year end from February 28 to December 31, effective on April 7, 2017.

As result of the Reverse Merger, PGL became our wholly-owned subsidiary and its business became our business.  Since 2016, through our VIE entity, Porter Consulting, we have partnered with China Payment Technology Co., Ltd., a third-party online payment service provider (“China Payment”) to promote China Payment’s online payment platform to companies and businesses in Shenzhen and in return share a portion of the processing fees earned by China Payment as commission.  Porter Consulting also partners with Shenzhen Xinghua Tongfu Technology Co., Ltd., a third-party online payment service provider (“Shenzhen Tongfu”), under which Porter Consulting agreed to promote Shenzhen Tongfu’s online payment platform, including the Point of Sale (POS) system, to companies and businesses in China and in return obtain a certain amount of commission based on the volume of trading through such online payment platform.

Our Business Plan

As a newly established company with limited operation history, we are at the early stage of developing our O2O business and our goal is to become a leading innovative O2O business platform operator providing both online E- commerce and offline physical business facilities to our merchant customers, where they can conduct business, interact with their existing and potential end-consumers face to face.  Different from most other O2O companies, which often lack of integrated platforms, our goal is to provide one-stop services for our customers through our integrated online and offline platforms.  As described fully below, we are developing and intend to offer products and services including both hosting our online marketplaces, www.pt37.com and www.17yugo.com for our merchant clients to post and sell their products and services online and managing and operating physical business facilities, Porter City, that our online merchant clients can utilize to conduct their businesses offline.  We are currently developing merchant clients who are engaged in businesses including manufacturing, real estate, trade and financing.  In the future, we intend to expand our merchant client base to industries of big data, new materials, new energy, green food and environment protection.

Specifically, we are currently developing and plan to provide following core products and services to our customers:

Online Product-www.pt37.com

Our pt37.com platform, registered as being qualified for ICP, is a commercial cloud platform to provide free services to various small and medium size merchants.   We provide platform-hosting services to our merchant customers who can post their company profile and business opportunities, list their products and services and products or services that they are seeking.  Each product page contains pictures of the product, the price, specifications of the product and consumer reviews and ratings. Depending on the type of product, there will be additional information to help the customer make a purchase decision or recommendations of similar products. Currently, listings on the pt37.com online marketplace cover categories such as Books, Video, Instruments, Home Appliance, Electronics, Home Furniture, Clothes, Automotive, Toys, Foods and Beauty.  Within each main content category, information is further sorted into sub-categories with various search criteria and parameters to allow users to refine their information search and increase the relevancy of their search results.  End-consumers may pay online at the time they place their order, using third-party online payment platforms such as Alipay,

Wechat Pay and UnionPay.  We have not but may decide to charge our merchant clients fees in the future according to their trading volumes.

We currently have more than 9 million registered merchant members, among which starting in 2017, we plan to select and recommend certain amount of high-quality companies to set up physical presence, such as business centers, offices and stores, in our offline business facilities we plan to develop, Porter City, for their global production, trade and financial management activities.

In addition, starting 2018, on a fixed monthly fee basis, we plan to provide value-added services to our merchant members through www.pt37.com, such as online advertisement and brand promotion.

Online Product -www.17yugo.com

Our 17yugo.com platform, registered as being qualified for ICP, is developed specifically for the merchants that have physical presence at our offline product, Porter City.  Similar as our PT37.com platform, our merchant customers can post their company related information and list their products and services.  We plan to charge each merchant who registers on this website between RMB 50,000 to 100,000 as deposits.  As the platform provider and operator, we intend to provide our integrated end-to-end e-commerce support covering IT solutions, store operations, online marketing, customer services and online payment and settlement.  In addition to maintaining the website, as a part of our value-added services, we intend to deploy our big data collection technologies, analyze online and offline businesses’ operational data and customers’ consumption data and provide data analysis services to our merchant customers to help them manage their business operations and sales channel and customers expansion.  We also plan to develop and offer various financial products and services to our merchant customers such as loans and credits to support their business development.

Offline Product — Porter City

We currently do not own or operate any offline physical business facilities.  Porter City is our offline physical business facilities product that we plan to partner with real property owners and real estate developers to develop and offer to our online merchant customers so that they can interact with their customers directly.  These facilities are expected to have a total construction area in the range of one million to four million square meters and will be located in various geographic areas globally.  We currently plan to establish about 13 to 15 Porter City facilities, including 7 in China.  We do not intend to be engaged in the business of real estate development in connection with our Porter City product.  Instead, our business partners will provide real properties and conduct the real estate development.  After the business facilities are constructed, we will act as the property operator to manage and maintain these facilities.

To satisfy diverse demands of various merchant clients and end-customers, in each Porter City facility, we plan to set up enterprise headquarters, procurement centers, enterprise CEO clubs, innovation centers, warehouses and logistics, exhibition centers, culture travel streets and business service centers.  We believe such flexibility is a key to our future success.  Porter City will allow end-consumers to browse and review business information of our merchant customers online and then come in to the stores, business centers and other physical facilities in Porter City to complete their business transactions and activities.  By managing and maintain these physical facilities, we believe we will facilitate these kinds of modern merchandising methods.  In addition, in the next few years we plan to provide logistic support to help our merchant clients fulfill orders and deliver their products to end consumers.

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

The following table sets forth key components of our results of operations during the three months ended June 30, 2017 and 2016, both in dollars and as a percentage of our revenue.

	Three Months Ended June 30,
	2017		2016
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$1,347,760	100.00	$—	—
Cost of revenue	(1,500,937)	(111.37)	—	—
Gross loss	(153,177)	(11.37)	—	—
Operating expenses
General and administrative expenses	(335,455)	(24.89)	(26,492)	—
Loss from operations	(488,632)	(36.26)	(26,492)	—
Other income (expense), net	(11,896)	(0.88)	(147)	—
Loss before income taxes	(500,528)	(37.14)	(26,639)	—
Income tax expense	(308)	(0.02)	—	—
Net loss	$(500,836)	(37.16)	$(26,639)	—

Revenue. Currently, through our VIE, Porter Consulting, we promote payment services of a third-party payment service provider to merchants in Shenzhen and in return share a portion of the processing fees earned by the third-party payment service provider as commission. During the three months ended June 30, 2017, we through Portercity earned service income of $1,243,624 from organizing and delivering an event and forum to our merchant clients in May 2017. Our revenue totaled $1,347,760 for the three months ended June 30, 2017, compared to $0 for the same period last year.  Porter Consulting became a wholly-owned subsidiary of Portercity towards the end of fiscal 2016.

Cost of revenue.  Our cost of revenue mainly includes fees paid to our sales agents and the cost incurred in relation to a forum which was held in May 2017.  Our cost of revenue was $1,500,937 for the three months ended June 30, 2017 increased from $0 for the same period last year.

Gross loss and gross margin. Our gross loss was $153,177 for the three months ended June 30, 2017 increased from $0 for the same period last year. Gross loss as a percentage of revenue (gross margin) was 11.37% for the three months ended June 30, 2017.

General and administrative expenses. Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations.  Our general and administrative expenses increased by $308,963 to $335,455 for the three months ended June 30, 2017, from $26,492 for the same period in 2016. Our operations in the first half of 2016 were minimal. We incurred more corporate expenses commencing from the second half of 2016, after the acquisition of Porter Consulting and in anticipation of the reverse acquisition closed on April 7, 2017.

Net loss. As a result of the cumulative effect of the factors described above, our net loss increased by $474,197, to $500,836 for the three months ended June 30, 2017 from $26,639 for the same period in 2016.

Comparison of Six Months Ended June 30, 2017 and 2016

The following table sets forth key components of our results of operations during the six months ended June 30, 2017 and 2016, both in dollars and as a percentage of our revenue.

	Six Months Ended June 30,
	2017		2016
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$1,484,726	100.00	$—	—
Cost of revenue	(1,564,304)	(105.36)	—	—
Gross profit	(79,578)	(5.36)	—	—
Operating expenses
General and administrative expenses	(727,712)	(49.01)	(28,067)	—
Loss from operations	(807,290)	(54.37)	(28,067)	—
Other income (expense), net	(10,878)	(0.73)	(229)	—
Loss before income taxes	(818,168)	(55.10)	(28,296)	—
Income tax expense	(826)	(0.06)	—	—
Net loss	$(818,994)	(55.16)	$(28,296)	—

Revenue. Currently, through Porter Consulting we promote the payment service of a third-party payment service provider to merchants in Shenzhen and in return share a portion of the processing fees earned by the third-party payment service provider as commission. During the six months ended June 30, 2017, we through Portercity earned service income of

$1,243,624 from organizing and delivering an event and forum to our merchant clients in May 2017. Our revenue totaled $1,484,726 for the six months ended June 30, 2017, compared to $0 for the same period last year.

Cost of revenue. Our cost of revenue mainly includes fees paid to our sales agents and the cost incurred in relation to a forum which had been held in May 2017.  Our cost of revenue was $1,564,304 for the six months ended June 30, 2017 increased from $0 for the same period last year.

Gross loss and gross margin. Our gross loss was $79,578 for the six months ended June 30, 2017 increased from $0 for the same period last year. Gross loss as a percentage of revenue (gross margin) was 5.36% for the six months ended June 30, 2017.

General and administrative expenses. Our general and administrative expenses increased by $699,645 to $727,712 for the six months ended June 30, 2017, from $28,067 for the same period in 2016. Our operations in the first half of 2016 were minimal. We incurred more corporate expenses commencing from the second half of 2016, after the acquisition of Porter Consulting and in anticipation of the reverse acquisition closed on April 7, 2017.

Net loss. As a result of the cumulative effect of the factors described above, our net loss increased by $790,698 to $818,994 for the six months ended June 30, 2017 from $28,296 for the same period in 2016.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us on which to base an evaluation of our performance. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, a narrow client base, limited sources of revenue, and possible cost overruns due to the price and cost increases in supplies and services.

Without additional funding, management believes that we will not have sufficient funds to meet our obligations beyond one year after the date our consolidated financial statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

We have been, and intend to continue, working toward identifying and obtaining new sources of financing. To date we have been dependent on our stockholders and related parties for our source of funding. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our continued operations and our expansion efforts.

Currently we spend approximately $150,000 per month for basic operations.  During the next 12 months, we expect to incur the same costs as the current monthly expenses. However, as we work to expand our operations, we expect to incur significant research, marketing and development costs and expenses on our online service platforms that meet the constantly evolving industry standards and consumer demands. We will also need to hire additional employees in order to provide new services and accommodate new clients.

Liquidity and Capital Resources

Working Capital

	June 30, 2017	December 31, 2016
Current Assets	$1,167,571	$1,538,196
Current Liabilities	2,536,144	2,069,321
Working Capital Deficiency	$1,368,573	$531,125

As of June 30, 2017, we had cash and cash equivalents of $716,191. To date, we have financed our operations primarily through borrowings from our stockholders and related parties.

Going Concern Uncertainties

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included borrowings from our stockholders and related parties. While we believe that our existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and financing from our existing stockholders are adequate to support operations for at least the next 12 months.

	Six Months Ended June 30,
	2017	2016
Net cash (used in) operating activities	$(675,215)	$(25,497)
Net cash (used in) investing activities	(63,722)	(95,402)
Net cash provided by financing activities	417,708	113,650
Effect of exchange rate changes on cash and cash equivalents	19,107	(102)
Net (decrease) in cash and cash equivalents	(302,122)	(7,351)
Cash and cash equivalents at the beginning of period	1,018,313	10,219
Cash and cash equivalents at the end of period	$716,191	$2,868

Operating Activities

Net cash used in operating activities was $675,215 for the six months ended June 30, 2017, as compared to $25,497 net cash used in operating activities for the six months ended June 30, 2016. The net cash used in operating activities in the first half of 2017 was mainly due to of our net loss of $818,994, offset by a decrease in prepayments and other receivables of $133,791.

Investing Activities

Net cash used in investing activities was $63,722 for the six months ended June 30, 2017, as compared to $95,402 net cash used in investing activities for the six months ended June 30, 2016. The net cash used in investing activities in the first half of 2017 was mainly attributable to net investments in short- term investments of $152,845, offset by repayment from related parties of $94,948. The cash used in investing activities in the first half of 2016 was mainly attributable to advances to related parties of $88,052.

Financing Activities

Net cash provided by financing for the six months ended June 30, 2017 was $417,708, as compared to $113,650 for the six months ended June 30, 2017.  In the first half of 2017, we obtained advances of $704,424 from shareholders and repaid $286,716 to related parties. In the first quarter of 2016 we obtained advances of $113,650 from related parties.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of June 30, 2017:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$	$	$	$	$
Amounts due to shareholders	728,929	728,929	—	—	—
Amounts due to related parties	1,633,164	1,633,164	—	—	—
Other payables	152,962	152,962	—	—	—
TOTAL	2,515,055	2,515,055	—	—	—

We believe that our current cash and financing from our existing stockholders are adequate to support operations for at least the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our business or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Capital Expenditures

We incurred capital expenditures of $5,825 and $7,350 in the six months ended June 30, 2017 and 2016, respectively.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

Our condensed consolidated financial information has been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. There have been no material changes to the critical accounting policies previously disclosed in our audited consolidated financial statements for the year ended December 31, 2016 and in the Current Report on Form 8-K filed on April 7, 2017.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.                        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer.  Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2017 due to the following material weaknesses that our management identified in our internal control over financial reporting as of June 30, 2017:

1)             We do not have an Audit Committee — While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2)             We did not maintain appropriate cash controls — As of June 30, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3)             We did not implement appropriate information technology controls — As of June 30, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

4)             We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

5)             We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

We plan to take steps to remediate these material weaknesses as soon as practicable by implementing a plan to improve our internal control over financial reporting including, but not limited to, hiring additional staff and/or outside consultants experienced in U.S. GAAP financial reporting as well as in SEC reporting requirements.  Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements.

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our financial statements as of and for the period ended June 30, 2017 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any legal proceedings or claims that would require disclosure under Item 103 of Regulation S-K. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A.               RISK FACTORS.

Not applicable.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                        MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                        OTHER INFORMATION.

None.

ITEM 6.                        EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2017

PORTER HOLDING INTERNATIONAL, INC.

By:	/s/ Zonghua Chen
Zonghua Chen
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document