Form 10-Q
period 2017-09-30
Porter Holding International, Inc.
filed 2017-11-14
CIK 1605810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	508,110,000

PORTER HOLDING INTERNATIONAL, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS.

PORTER HOLDING INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

PORTER HOLDING INTERNATIONAL, INC.

FINANCIAL STATEMENTS

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In U.S. dollars)

	September 30, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$213,391	$1,018,313
Short-term investments	278,745	100,908
Accounts receivable, net of nil allowance for doubtful accounts	33,673	37,159
Prepayments and other receivables	127,252	283,135
Amounts due from related parties	—	98,681
Total current assets	653,061	1,538,196

NON-CURRENT ASSETS
Property, plant and equipment, net	11,384	6,288
Intangible assets, net	18,826	19,580
Total non-current assets	30,210	25,868

TOTAL ASSETS	$683,271	$1,564,064

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$15,619	$42,898
Accruals and other payables	124,010	116,067
Income tax payable	2,702	2,672
Amounts due to shareholders	751,254	—
Amounts due to related parties	1,521,511	1,907,684
Total current liabilities	2,415,096	2,069,321

TOTAL LIABILITIES	2,415,096	2,069,321

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DECIFICT
Preferred stock, par value $0.001 per share 250,000,000 shares authorized and nil shares issued as of September 30, 2017 and December 31, 2016	—	—
Common stock, par value $0.001 per share; 750,000,000 shares authorized, 508,110,000 and 8,110,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	508,110	8,110
Additional paid-in capital	400,561	905,061
Accumulated deficit	(2,710,089)	(1,524,780)
Accumulated other comprehensive income	69,593	106,352
Total stockholders’ deficit	(1,731,825)	(505,257)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$683,271	$1,564,064

The accompanying notes are an integral part of these condensed financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

REVENUE	$130,344	$—	$1,615,070	$—

COST OF REVENUE	(96,428)	—	(1,660,732)	—

GROSS PROFIT (LOSS)	33,916	—	(45,662)	—

OPERATING EXPENSES
General and administrative expenses	(399,940)	(2,950)	(1,127,652)	(31,017)
Total operating expenses	(399,940)	(2,950)	(1,127,652)	(31,017)

LOSS FROM OPERATIONS	(366,024)	(2,950)	(1,173,314)	(31,017)

OTHER INCOME (EXPENSE), NET
Other income (expense)	710	1,857	(10,168)	1,628
Total other expense, net	710	1,857	(10,168)	1,628

NET LOSS BEFORE TAXES	(365,314)	(1,093)	(1,183,482)	(29,389)

Income tax expense	(1,001)	—	(1,827)	—

NET LOSS	(366,315)	(1,093)	(1,185,309)	(29,389)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	(27,627)	7,764	(36,759)	31,723

TOTAL COMPREHENSIVE (LOSS) INCOME	$(393,942)	$6,671	$(1,222,068)	$2,334

Basic and diluted loss per share	$—	$—	$—	$—

Weighted average number of common shares outstanding- basic and diluted	508,110,000	8,110,000	489,794,982	8,110,000

The accompanying notes are an integral part of these condensed financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities
Net loss	$(1,185,309)	$(29,389)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,787	2,255
Loss on disposal of property, plant and equipment	—	178
Changes in assets and liabilities
Accounts receivable	4,660	2,218
Prepayments and other receivables	165,070	—
Accounts payable	(27,930)	—
Accruals and other payables	2,568	55
Net cash used in operating activities	(1,038,154)	(24,683)

Cash flows from investing activities
Purchase of property, plant and equipment	(5,887)	(7,298)
Purchase of investments	(2,022,558)	—
Proceeds from disposal of investments	1,848,819	—
Repayment from (advances to) related parties	100,694	(91,454)
Net cash used in investing activities	(78,932)	(98,752)

Cash flows from financing activities
(Repayment to) advances from related parties	(431,760)	117,251
Amounts due to shareholders	719,174	—
Net cash provided by financing activities	287,414	117,251

Effect of exchange rates on cash	24,750	(188)

Net decrease in cash and cash equivalents	(804,922)	(6,372)

Cash and cash equivalents at beginning of Period	1,018,313	10,219

Cash and cash equivalents at end of period	$213,391	$3,847

Supplemental of cash flow information
Cash paid for interest expenses	$—	$—
Cash paid for income tax	$1,916	$—

The accompanying notes are an integral part of these condensed financial statements.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

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

The interim condensed consolidated financial information as of September 30, 2017 and for the nine and three month periods ended September 30, 2017 and 2016 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of PGL for the year ended December 31, 2016, on the Current Report on Form 8-K of UNLV filed with the SEC on April 7, 2017.

In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses resulting in an accumulated deficit of $2,710,089 as of September 30, 2017, and it currently has net working capital deficit of $1,762,035. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

(In U.S. dollars)

The following financial information of the Company’s consolidated VIEs (including subsidiary of VIEs) is included in the accompanying consolidated financial statements:

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$183,494	$264,761
Short-term investments	278,745	100,908
Accounts receivable, net	33,673	37,159
Prepayments and other receivables	127,044	283,135
Amount due from ultimate holding company	4,500	—
Amounts due from related parties	—	98,681
Total current assets	627,456	784,644

NON-CURRENT ASSETS
Property, plant and equipment, net	11,384	6,288
Intangible assets, net	18,826	19,580
Total non-current assets	30,210	25,868

TOTAL ASSETS	$657,666	$810,512

CURRENT LIABILITIES
Accounts payable	15,619	37,859
Accruals and other payables	103,206	91,068
Taxation payable	2,702	2,672
Amounts due to holding companies	643,222	—
Amounts due to shareholders	736,666	—
Amounts due to related parties	1,521,511	1,878,813
TOTAL LIABILITIES	$3,022,926	$2,010,412

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net revenue	$120,774	$—	$1,605,500	$—
Net loss	$221,348	$1,093	$908,200	$29,389

	Nine months ended September 30,
	2017	2016

Net cash used in operating activities	$(750,942)	$(24,683)
Net cash used in investing activities	(78,932)	(98,752)
Net cash provided by financing activities	738,849	117,251

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

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

Service income from organizing and delivering an event and forum to the Company’s merchant clients, totaled $59,808 and $1,303,432 for the three and nine months ended September 30, 2017, respectively, is recognized when the service is performed.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss	$(366,315)	$(1,093)	$(1,185,309)	$(29,389)

Weighted average number of common shares outstanding- basic and diluted	508,110,000	8,110,000	489,794,982	8,110,000

Basic and diluted loss per share	$—	$—	$—	$—

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

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

As of September 30, 2017 and December 31, 2016, the Company’s investments in financial instruments were $278,745 and $100,908, respectively. The investments were issued by commercial banks in China, and have a variable interest rate indexed to performance of underlying assets. Since these investments have no pre-determined period of maturity, they are classified as short-term investments.

Gain on short-term investments was $6,818 and nil for the nine months ended September 30, 2017 and 2016, respectively; and $2,787 and nil, for the three months ended September 30, 2017 and 2016, respectively. Gain on short-term investments was included in other income (expense) in the accompanying condensed consolidated statements of operations.

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

(In U.S. dollars)

3.              PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	September 30,	December 31,
	2017	2016

Prepaid expenses	$10,630	$124,547
Prepaid service expenses	92,716	145,731
Staff advances	14,766	11,585
Others	9,140	1,272
	$127,252	$283,135

4.              PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30,	December 31,
	2017	2016

Office and computer equipment	$126,876	$115,699
Less: Accumulated depreciation	(115,492)	(109,411)
	$11,384	$6,288

Depreciation expenses charged to the statements of operations for the nine months ended September 30, 2017 and 2016 were $1,108 and $596, respectively. Depreciation expenses charged to the statements of operations for the three months ended September 30, 2017 and 2016 were $531 and $199, respectively.

5.              INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	September 30,	December 31,
	2017	2016

Domain names and trademarks	$23,232	$22,520
Less: Accumulated depreciation	(4,406)	(2,940)
	$18,826	$19,580

Amortization charged to the statements of operations for the nine months ended September 30, 2017 and 2016 were $1,679 and $1,659, respectively. Amortization charged to the statements of operations for the three months ended September 30, 2017 and 2016 were $571 and $688, respectively.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

(In U.S. dollars)

6.              ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	September 30,	December 31,
	2017	2016

Salary payables	$58,036	$49,053
Accrued professional fees	4,725	25,000
VAT payables	14,226	—
Others	47,023	42,014
	$124,010	$116,067

7.              BALANCES WITH RELATED PARTIES

		September 30,	December 31,
	Note	2017	2016

Due from related companies
Shenzhen Haixin Porter Enterprise Service Platform Management Co., Ltd	(a)	$—	$95,812
Shenzhen Wisdom Business Alliance Industry Fund Enterprises (Limited Partnership)		—	1,310
Shenzhen Wisdom Business Alliance Investment Management Limited		—	1,044
Shenzhen Porter City Fund Management Limited		—	515
		$—	$98,681

(a)         Ms Xiaomei Xiong is a supervisor and a 51% shareholder of Shenzhen Haixin Porter Enterprise Service Platform Management Co., Ltd. The amount was fully repaid to the Company in 2017.

All the above balances are interest-free, unsecured and repayable on demand.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

(In U.S. dollars)

		September 30,	December 31,
	Note	2017	2016

Due to related companies
Shenzhen Porter Holdings Limited	(b)	$1,328,354	$1,694,052
Liaoning Northeast Asia Porter City Investment Limited	(c)	193,157	213,632
		$1,521,511	$1,907,684
Due to shareholders
Mr Zongjian Chen		$123,865	$—
Mr Zonghua Chen		627,389	—
		$751,254	$—

(b)            Mr Zongjian Chen is the Chairman, the legal representative and a 60% shareholder of Shenzhen Porter Holdings Limited

(c)             Mr Zonghua Chen is a supervisor and Mr Zongjian Chen a 45% shareholder of Liaoning Northeast Asia Porter City Investment Limited

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

(In U.S. dollars)

9.              INCOME TAXES

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state statutory tax rates up to 34% and 0%, respectively. No provision for income taxes in the United States has been made as the Company had no taxable income for the three and nine months ended September 30, 2017 and 2016.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

(In U.S. dollars)

Porter Consulting enjoyed the above preferential policy on its profits in fiscals 2016 and 2017.

As of September 30, 2017 and December 31, 2016, the Company had net operating loss carry forwards of $849,400 and $nil, respectively, that may be available to reduce future years’ taxable income in varying amounts through 2022. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

A reconciliation of the income tax expense determined at the statutory income tax rate of 34% to the Company’s income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Loss before income taxes	$(365,314)	$(1,093)	$(1,183,482)	$(29,389)
United States statutory income tax rate	34%	34%	34%	34%
Income tax credit computed at statutory corporate income tax rate	(124,206)	(371)	(402,383)	(9,992)
Reconciling items:
Effect of different tax jurisdictions	32,880	98	106,515	2,645
Non-deductible expenses	41,886	273	87,702	7,347
Change in valuation allowance	50,911	—	212,350	—
Effect of tax exemption granted to Porter Consulting	(470)	—	(2,357)	—
Income tax expense	$1,001	$—	$1,827	$—

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

(In U.S. dollars)

11.       CHINA CONTRIBUTION PLAN

The Company’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the three and nine months ended September 30, 2017, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $11,858 and $30,615, respectively, to these funds. For the three and nine months ended September 30, 2016, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $0 and $0, respectively, to these funds.

12.       COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of September 30, 2017, Company did not have any capital commitments.

Lease Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory, as well as hardware trading platform as of September 30, 2017 are payable as follows:

12 months ending September 30,
2018	$39,409
2019	2,121
Thereafter	—
Total	$41,530

Rental expense of the Company was $18,098 and $52,680 for the three and nine months ended September 30, 2017, respectively.

No rental expense was incurred for the three and nine months ended September 30, 2016.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

(In U.S. dollars)

13.       CONCENTRATIONS AND CREDIT RISK

(a)         Concentrations

The Company has earned no revenue during the three and nine months ended September 30, 2016. In the three months ended September 30, 2017, 2 customers accounted for 50% and 19% of the Company’s revenues, respectively. In the nine months ended September 30, 2017, 3 customers who accounted for 44%, 15% and 11% of its revenues, respectively. As of September 30, 2017 and December 31, 2016, a customer accounted for 89% and 97% of its accounts receivable, respectively.

(b)         Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2017 and December 31, 2016, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

14.       SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to September 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

On April 7, 2017, we completed the acquisition of PGL pursuant to a share purchase agreement.  As a result of the acquisition, PGL became our wholly-owned subsidiary and the former shareholders of PGL became the holders of approximately 98.4% of our issued and outstanding capital stock on a fully-diluted basis.  For accounting purposes, the transaction with PGL was treated as a reverse acquisition, with PGL as the acquirer and the Company as the acquired party.  Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of PGL and its consolidated subsidiaries.

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

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

The following table sets forth key components of our results of operations during the three months ended September30, 2017 and 2016, both in dollars and as a percentage of our revenue.

	Three Months Ended September 30,
	2017		2016
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$130,344	100.00	$—	—
Cost of revenue	(96,428)	(73.98)	—	—
Gross profit	33,916	26.02	—	—
Operating expenses
General and administrative expenses	(399,940)	(306.83)	(2,950)	—
Loss from operations	(366,024)	(280.81)	(2,950)	—
Other income	710	0.54	1,857	—
Loss before income taxes	(365,314)	(280.27)	(1,093)	—
Income tax expense	(1,001)	(0.77)	—	—
Net loss	$(366,315)	(281.04)	$(1,093)	—

Revenue. Currently, through our VIE, Porter Consulting, we promote payment services of a third-party payment service provider to merchants in Shenzhen and in return share a portion of the processing fees earned by the third-party payment service provider as commission.  Our revenue totaled $130,344 for the three months ended September 30, 2017, compared to $0 for the same period last year.  Porter Consulting became a wholly-owned subsidiary of Portercity towards the end of fiscal 2016.  During the three months ended September 30, 2017 and 2016, through Portercity we also earned service income of $59,808 and $0 from organizing and delivering events and forums to our merchant clients.

Cost of revenue.  Our cost of revenue includes mainly includes fees paid to our sales agents.  Our cost of revenue was $96,428 for the three months ended September30, 2017 from $0 for the same period last year.

Gross profit and gross margin. Our gross profit was $33,916 for the three months ended September30, 2017 from $0 for the same period last year. Gross profit as a percentage of revenue (gross margin) was 26.0% for the three months ended September30, 2017.

General and administrative expenses. Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations.  Our general and administrative expenses increased by $396,990 to $399,940 for the three months ended September 30, 2017, from $2,950 for the same period in 2016.  Our operations during the first three quarters of 2016 were minimal. We incurred more corporate expenses commencing from the last quarter of 2016, after the acquisition of Porter Consulting and in anticipation of the reverse acquisition closed on April 7, 2017.

Net loss. As a result of the cumulative effect of the factors described above, our net loss increased by $365,222 to $ 366,315 for the three months ended September 30, 2017 from $1,093 for the same period in 2016.

Comparison of Nine Months Ended September30, 2017 and 2016

The following table sets forth key components of our results of operations during the nine months ended September30, 2017 and 2016, both in dollars and as a percentage of our revenue.

	Nine Months Ended September30,
	2017		2016
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$1,615,070	100.00	$—	—
Cost of revenue	(1,660,732)	(102.83)	—	—
Gross loss	(45,662)	(2.83)	—	—
Operating expenses
General and administrative expenses	(1,127,652)	(69.82)	(31,017)	—
Loss from operations	(1,173,314)	(72.65)	(31,017)	—
Other (expense) income	(10,168)	(0.63)	1,628	—
Loss before income taxes	(1,183,482)	(73.28)	(29,389)	—
Income tax expense	(1,827)	(0.11)	—	—
Net loss	$(1,185,309)	(73.39)	$(29,389)	—

Revenue. Currently, through Porter Consulting we promote the payment service of a third-party payment service provider to merchants in Shenzhen and in return share a portion of the processing fees earned by the third-party payment service provider as commission. During the nine months ended September 30, 2017, through Portercity we also earned service income of $1,303,432 from organizing and delivering events and forums to our merchant clients. Our revenue totaled $1,615,070 for the nine months ended September 30, 2017, compared to $0 for the same period last year.  .

Cost of revenue.  Our cost of revenue mainly includes fees paid to our sales agents and the cost incurred in relation to a forum which had been held in May 2017.  Our cost of revenue was $1,660,732 for the nine months ended September 30, 2017 from $0 for the same period last year.

Gross loss and gross margin. Our gross loss was $45,662 for the nine months ended September 30, 2017 from $0 for the same period last year. Gross loss as a percentage of revenue (gross margin) was 2.8% for the nine months ended September30, 2017.

General and administrative expenses. Our general and administrative expenses increased by $1,096,635 to $1,127,652 for the nine months ended September 30, 2017, from $31,017 for the same period in 2016.  Our operations during the first three quarters of 2016 were minimal. We incurred more corporate expenses commencing from the last quarter of 2016, after the acquisition of Porter Consulting and in anticipation of the reverse acquisition closed on April 7, 2017.

Net loss. As a result of the cumulative effect of the factors described above, our net loss increased by $1,155,920, to $1,185,309 for the nine months ended September 30, 2017 from $29,389 for the same period in 2016.

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

We have been, and intend to continue, working toward identifying and obtaining new sources of financing. To date we have been dependent on related parties for our source of funding. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

Liquidity and Capital Resources

Working Capital

	September30, 2017	December 31, 2016
Current Assets	$653,061	$1,538,196
Current Liabilities	2,415,096	2,069,321
Working Capital Deficiency	$1,762,035	$531,125

As of September30, 2017, we had cash and cash equivalents of $213,391. To date, we have financed our operations primarily through borrowings from our stockholders and related parties.

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

	Nine Months Ended September30,
	2017	2016
Net cash used in operating activities	$(1,038,154)	$(24,683)
Net cash used in investing activities	(78,932)	(98,752)
Net cash provided by financing activities	287,414	117,251
Effect of exchange rate changes on cash and cash equivalents	24,750	(188)
Net decrease in cash and cash equivalents	(804,922)	(6,372)
Cash and cash equivalents at the beginning of period	1,018,313	10,219
Cash and cash equivalents at the end of period	$213,391	$3,847

Operating Activities

Net cash used in operating activities was $1,038,154 for the nine months ended September 30, 2017, as compared to $24,683 for the nine months ended September 30, 2016. The net cash used in operating activities for the nine months ended September 30, 2017 was mainly due to of our net loss of $1,185,309, offset by a decrease in prepayments and other receivables of $165,070.

Investing Activities

Net cash used in investing activities was $78,932 for the nine months ended September 30, 2017, as compared to $98,752 for the nine months ended September 30, 2016. The net cash used in investing activities for the nine months ended September 30, 2017 was mainly attributable to net investments in short- term investments of $173,739, offset by repayment from related parties of $100,694. The cash used in investing activities for the nine months ended September 30, 2016 was mainly attributable to advances to related parties of $91,454.

Financing Activities

Net cash provided by financing for the nine months ended September 30, 2017 was $287,414, as compared to $117,251 for the nine months ended September 30, 2016.  During the first three quarters of 2017, we obtained advances of $719,174 from shareholders and repaid $431,760 to related parties. During the first three quarters of 2016, we obtained advances of $117,251 from related parties.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2017:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Amounts due to shareholders	$751,254	$751,254	$—	$—	$—
Amounts due to related parties	1,521,511	1,521,511	—	—	—
Other payables	124,010	124,010	—	—	—
Leases	41,530	39,409	2,121
TOTAL	2,438,305	2,436,184	2,121	—	—

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

Capital Expenditures

We incurred capital expenditures of $5,887 and $7,298 in the nine months ended September 30, 2017 and 2016, respectively.

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

ITEM 4.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer.  Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2017 due to the following material weaknesses that our management identified in our internal control over financial reporting as of September 30, 2017:

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

2)             We did not maintain appropriate cash controls — As of September 30, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3)             We did not implement appropriate information technology controls — As of September 30, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our financial statements as of and for the period ended September 30, 2017 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2017

PORT HOLDING INTERNATIONAL, INC.

By:	/s/ Zonghua Chen
Zonghua Chen
Chief Executive Officer and Chief Financial Officer