Form 10-K
period 2017-12-31
Porter Holding International, Inc.
filed 2018-03-30
CIK 1605810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-196336

PORTER HOLDING INTERNATIONAL, INC.
 (Exact Name of Registrant as Specified in Its Charter)

Nevada	42-1777496
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

36th Floor, Shenzhen Development Center, #2010, Renmin South Road
Luohu District, Shenzhen, Guangdong, China, 518001
(Address of Principal Executive Offices)

86-755-22230666
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
Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒
As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of $3.35 per share) was approximately $59.03 million. Shares of the registrant’s common stock beneficially held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were a total of 508,110,000 shares of the registrant’s common stock outstanding as of March 23, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PORTER HOLDING INTERNATIONAL, INC.
Annual Report on Form 10-K

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

•	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
•	“China” and “PRC” refer to the People’s Republic of China;
•	“Renminbi” and “RMB” refer to the legal currency of China;
•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;
•	“SEC” are to the U.S. Securities and Exchange Commission;
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•	“Securities Act” are to the Securities Act of 1933, as amended.

PART I

ITEM 1	BUSINESS.

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

On December 16, 2016, we entered into a securities purchase agreement with PGL and its shareholders, pursuant to which we agreed to acquire 100% of the issued and outstanding shares of PGL in exchange for 500,000,000 shares of our common stock.  On the same date, Mr. Jun Chen resigned as our sole officer, effective as of December 19, 2016, but continued to serve as a member of our board of directors. Mr. Zonghua Chen was appointed as our Chief Executive Officer, President and Chief Financial Officer effective as of December 19, 2016.  In addition, effective as of December 19, 2016, our board of directors was increased from one to five members and Zonghua Chen and Maozi Cong were appointed to our board, with two vacancies remaining, and Mr. Zonghua Chen was appointed as the Chairman.

On April 7, 2017, we completed the acquisition of PGL and as a result, PGL became our wholly-owned subsidiary and the former shareholders of PGL became the holders of approximately 98.4% of our issued and outstanding capital stock on a fully-diluted basis.  For accounting purposes, the transaction with PGL was treated as a reverse acquisition, with PGL as the acquirer and the Company as the acquired party.  Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of PGL and its consolidated subsidiaries.

Also on April 7, 2017, we changed our fiscal year end from February 28 to December 31.  This change was being effectuated in connection with the aforementioned reverse acquisition.

We changed our name to Porter Holding International, Inc. on May 8, 2017 to more accurately reflect our new business.

As described below in more detail, through our PRC VIEs that have contractual arrangements with PGL’s subsidiary, Qianhai Porter, we are at the early stage of developing our O2O (Online to Offline) business and our goal is to become a leading innovative O2O business platform operator providing both online E-commerce and offline physical business facilities to our customers.

Our Corporate Structure

PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, Internet access, online games, mobile, value added telecommunications and certain other businesses in which we are engaged or could be deemed to be engaged.  Consequently, we conduct certain of our operations and businesses in the PRC through our VIEs.

PGL, a Seychelles holding company, was formed on October 13, 2016. The share capital of the company is $50,000 divided into 500,000,000 ordinary shares of $0.0001 par value each.  On December 6, 2016, the authorized and issued capital of PGL increased to $725,000 divided into 7,250,000,000 shares with a par value of $0.0001 each.  PGL was owned and controlled by the same control group as PPBGL and Portercity.

On November 29, 2016, Mr. Zongiian Chen, the sole shareholder of PPBGL, transferred 100% of the outstanding shares of PPBGL to PGL. The share transfer has been accounted for as a common control transaction. Other than its 100% ownership of PPBGL, PGL has no significant assets and no other business operations.

PPBGL was incorporated in Hong Kong on September 21, 2016 as a company with limited liability as an investment holding company. Upon incorporation, PPBGL issued 1 ordinary share at HK$1.  Also on September 21, 2016, an additional 9,999 ordinary shares were issued, and Mr. Zongjian Chen held all the 10,000 ordinary shares of PPBGL on behalf of the original investors of Portercity.  PPBGL is currently controlled by Mr. Zongjian Chen and other investors and has no significant assets or business operations.

Qianhai Porter was incorporated in the PRC as a wholly foreign-owned enterprise with limited liability on November 21, 2016. Qianhai Porter was set up by PPBGL. Qianhai Porter was incorporated to control the shareholders’ voting interests in Portercity and become the primary beneficiary of Portercity and its wholly owned subsidiaries, Porter E-Commerce, Porter Consulting and Porter Commercial.

Portercity was held by Mr. Zonghua Chen (brother of Mr. Zongjian Chen) and Ms. Xiaomei Xiong (spouse of Mr. Zongjian Chen) on behalf of other investors, including Mr. Zonghua Chen himself.

On December 1, 2016, Portercity acquired a 100% equity interest in Porter Consulting, from Shenzhen Porter Holdings Co., Ltd., for a cash consideration of $144,154 (RMB1,000,000).

On December 15, 2016, our indirectly wholly-owned Chinese subsidiary, Qianhai Porter, Portercity and the shareholders of Portercity entered into the following commercial arrangements, or collectively, VIE Agreements, pursuant to which we have contractual rights to control and operate the businesses of Portercity and Portercity’s three Chinese subsidiaries, Porter E-Commerce, Porter Consulting and Porter Commercial:

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

The foregoing description of the VIE Agreements is qualified in its entirety by reference to the text of the VIE Agreements, a copy of each of the VIE Agreements is incorporated by reference as Exhibits 10.1 through 10.4 hereto.

As a result of the above contractual arrangements, or the Contractual Arrangements, we maintain substantial control over the VIEs’ daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval.  Furthermore, as the primary beneficiary of the VIEs, we are entitled to consolidate the financial results of the VIEs in our own consolidated financial statements under Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities, or ASC Topic 810.

In the opinion of Guang Dong LianRui Law Firm, our PRC legal counsel:

•	the ownership structures of our wholly-foreign owned enterprise and VIEs in China do not and will not violate any applicable PRC law, regulation, or rule currently in effect; and

•
the contractual arrangements between our material wholly-foreign owned enterprise, our material variable interest entity and the variable interest entity equity holders governed by PRC laws are valid, binding and enforceable in accordance with their terms and applicable PRC laws, rules, and regulations currently in effect, and will not violate any applicable PRC law, regulation, or rule currently in effect.

However, we have been further advised by our PRC legal counsel, Guang Dong LianRui Law Firm, that there are substantial uncertainties regarding the interpretation and application of current and future PRC laws, rules and regulations. Accordingly, the PRC regulatory authorities may, in the future, take a view that is contrary to the opinion of our PRC legal counsel. We have been further advised by our PRC legal counsel that if the PRC government finds that the agreements that establish the structure for operating our Internet-based business do not comply with PRC government restrictions on foreign investment in the aforesaid business we engage in, we could be subject to severe penalties including being prohibited from continuing operations. See “Risk Factors — Risks Relating to our Commercial Relationship with VIEs.”

The chart below presents our corporate structure as of the date of this report:

UNI LINE CORP.
(Nevada, USA)
100%
PORTER GROUP LIMITED
(Republic of Seychelles)
100%
PORTER PERSPECTIVE BUSINESS GROUP LIMITED
(Hong Kong)
100%
SHENZHEN QIANHAI PORTER INDUSTRIAL CO. LTD.
(People's Republic of China)
Contractual Arrangements
SHENZHEN PORTERCITY INVESTMENT MANAGEMENT CO. LTD.
(People's Republic of China)
100%
100%
100%
SHENZHEN PORTER WAREHOUSE E-COMMERCE CO., LTD.
(People's Republic of China)
SHENZHEN YIHUILIAN INFORMATION CONSULTING CO., LTD.
(People's Republic of China)
SHENZHEN PORTER COMMERCIAL PERSPECTIVE NETWORK CO., LTD.
(People's Republic of China)

Our principal executive offices are located at 36th Floor, Shenzhen Development Center, #2010, Renmin South Road, Luohu District, Shenzhen, Guangdong, China, 518001.  The telephone number at our principal executive office is 86-755-22230666.

Our Business Plan

With the development of the mobile internet, e-commerce and social networks, the online and offline worlds are becoming increasingly more integrated.  O2O, standing for “online to offline”, is a term often used to describe a variety of e-commerce services that provide online information, services, or discounts to end-consumers that enhance their offline shopping experiences. The O2O business mode makes the shopping experience easier for both the merchants and end-consumers, with the ultimate goal to entice end-consumers to go to physical stores of merchants.  O2O can play a useful role in two forms of commerce: one is Online to Offline, the typical application scenarios where customers purchase a product or book a service online, and then go to an offline store to enjoy the face-to-face service or pick up the product.  However, the O2O commerce solutions industry in China is still in its early stages of development and is heavily fragmented with a wide range of services being introduced.  The O2O category stretches to include on-demand services like Didi Chuxing, the Chinese equivalent of Uber, Meituan and Dianping, China’s Groupon and Yelp, as well as click-and-collect services offered by traditional brick-and-mortar retailers. In China O2O also covers all manner of services that might not be cost effective to offer in Western markets, including pick-up dry cleaning, home haircuts or wholesale and fresh market delivery services.

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

Sales and Marketing

Currently, we focus our marketing and promotion on our online and offline products, namely, PT37.com platform, 17yugo.com platform and Porter City.  We have 15 experienced sales and marketing personnel who are responsible for marketing activities, market research, promotion and advertisement.   We employ a variety of programs and marketing activities to promote recognition of our brand and our products.  We conduct merchant related marketing events, such as seminars and workshops, where we meet with local merchants to share insights in the industries, introduce and promote our online and offline products to deepen our relationship with the merchant network.  In addition, we participate in international trade shows and conferences such as the UN New Economy Forum to increase our visibility and promote our brand internationally.  We also take advantage of our two online platforms, www.pt37.com and www.17yugo.com, to advertise and introduce our business plan and services that we intend to provide through our offline Porter City.

Our Customers

Currently, through our VIE entity, Porter Consulting, we partner with China Payment, a third-party online payment service provider, to promote China Payment’s online payment platform to companies and businesses in Shenzhen and in return share a portion of the processing fees earned by China Payment as commission.

In addition, Porter Consulting partners with Shenzhen Tongfu, a third-party online payment service provider, under which Porter Consulting agreed to promote Shenzhen Tongfu’s online payment platform, including the Point of Sale (POS) system, to companies and businesses in China and in return obtain a certain amount of commission based on the volume of trading through such online payment platform.

Our Intellectual Property

The following table illustrates the title of different software copyrights that our VIEs own, their certificate numbers, first publication dates, and certificate issuance dates.  We regard our software copyrights important to our success and our competitive position.  Using these software, our merchant clients can post and offer products to their customers over our online marketplace.  In addition, such software will allow us to analyze online businesses’ operational data and customers’ consumption data and provide value-added data analysis services to our merchant customers to help them manage their business operations, sales channel and customer expansion.

Copyright Title	Owner	Certificate Number	First Publication Date	Issue Date
PT37B&M Online Trading System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0175366	6-25-2009	10-23-2009
PT37 Bidding System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0175372	6-20-2009	10-23-2009
PT37 Fuzzy and Precise Search System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0175382	6-20-2009	10-23-2009
PT37 Enterprise/Individual E-Commerce Data Trading Bidding System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0175385	6-20-2009	10-23-2009
PT37-IMIS Integrated Management Information System v. 2.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0175388	7-1-2009	10-23-2009
PT37 Promotion Alliance System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0175392	6-20-2009	10-23-2009
PT37 Group Purchase System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0175397	6-20-2009	10-23-2009
PT37 Industry Trading System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0182273	3-20-2009	11-27-2009
Porter AI Shopping Guide Robot System v. 1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0210023	11-17-2009	5-11-2010
Porter Payment System v.2.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0201727	11-15-2009	3-24-2010

PT37-IMIS Integrated Management Information System v. 1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0297943	3-10-2009	6-3-2011
PT37 Supermarket System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319110	12-30-2010	8-6-2011
PT37 Advertorial Publication System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319112	12-30-2010	8-6-2011
PT37 Cloud Intelligence System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319116	6-30-2010	8-6-2011
PT37 Special Area Gateway System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319118	12-30-2010	8-6-2011
PT37 Financing and Loan Automatic Selection System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319120	12-30-2010	8-6-2011
PT37 Porter Communication Platform System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319122	12-30-2010	8-6-2011
PT37Open Platform Software v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319126	6-10-2010	8-6-2011
Porter Credit System Software v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319128	6-10-2010	8-6-2011
PT37 Orienting Information System v.2.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319130	12-30-2010	8-6-2011
PT37 Green Online Purchase AI System v.2.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319132	12-30-2010	8-6-2011

We have also registered the following trademarks in China:

Mark	Registration Number	Description	Valid Period
波特	8329704	construction model	June 14, 2011-June 13, 2021
波特城	17735570	construction related	October 7, 2016- October 6, 2026
波特城	17735932	security and safeguard related	October 7, 2016- October 6, 2026
波特城	17737353	advertisement related	October 7, 2016- October 6, 2026
波特城	17737756	urban planning related	October 7, 2016- October 6, 2026
波特城	17737802	pledge and loan related	October 7, 2016- October 6, 2026
	8337584	advertisement related	July 7, 2011-July 6, 2021
	8337670	computer programming related	June 7, 2011-June 6, 2021
	8348071	advertisement related	July 7, 2011-July 6, 2021
	8348092	real estate related	August 7, 2011-August 6, 2021

We registered www.17yugo.com and www.pt37.com as our domain names on March 16, 2010 and September 16, 2008, respectively.

For the years ended December 31, 2017 and 2016, we did not incur any research and development expenses.

Our Competition

Our competitors in China include (i) major e-commerce companies, such as Alibaba Group, which operates taobao.com and tmall.com, and JD.com, Inc.; (2) major traditional brick and mortar shopping centers that aim to offer a one-stop shopping experience, such as Walmart China supercenters and Mixc malls.  We believe that the principal competitive factors in our industry include network coverage, brand recognition and reputation, product quality, selection and pricing and quality of customer service.  While many of our current or potential competitors have substantially greater financial and technical resources, longer operating histories and more established brand names and relationships than we do, we are confident that our business model will offer our customers one-stop services at a relatively low price and accordingly enhance our competitive position.

Regulation

Because all of our operating entities are located in the PRC, we are regulated by the national and local laws of the PRC. This section summarizes the major PRC regulations relating to our business.

The Telecommunications Regulations

The Telecommunications Regulations, promulgated by the PRC State Council on September 25, 2000 and amended on February 6, 2016, set out the general framework under which domestic Chinese companies such as the Company’s PRC subsidiaries and VIEs may engage in various types of telecommunications services in the PRC.  The regulations reiterate the long-standing principle that telecommunications service providers need to obtain operating licenses as a mandatory precondition to begin operation in this sector in China.  The Chinese government restricts foreign investment in Internet-related businesses.  Accordingly, we operate our Internet-related businesses in China through Portercity, our VIE operating in Shenzhen China.

Industry Catalogue Relating to Foreign Investment

The Guidance Catalogue of Industries for Foreign Investment, or the Catalogue, was promulgated and has been amended from time to time by the Ministry of Commerce and the National Development and Reform Commission. In Catalogue, Industries for foreign investment are divided into three categories: encouraged, restricted and prohibited.  Establishment of wholly foreign-owned enterprises is generally allowed in encouraged industries. Some restricted industries are limited to equity or contractual joint ventures, while in some cases Chinese partners are required to hold the majority interests in such joint ventures. In addition, restricted category projects are subject to higher-level government approvals. Foreign investors are not allowed to invest in industries in the prohibited category. Industries not listed in the Catalogue are generally open to foreign investment unless specifically restricted by other PRC regulations.

Through our subsidiaries and VIEs, we are engaged in certain industries that are classified as “restricted” or “prohibited” under the Catalogue. Pursuant to the latest Catalogue amended in March 2015, the provision of value-added telecommunications services falls in the restricted category and the percentage of foreign ownership cannot exceed 50% (excluding e-commerce).

Under PRC law, the establishment of a wholly foreign owned enterprise is subject to the approval of the Ministry of Commerce or its local counterparts and the wholly foreign owned enterprise must register with the competent industry and commerce bureau.

Foreign Investment in Value-Added Telecommunications Businesses

The Regulations for Administration of Foreign-invested Telecommunications Enterprises promulgated by the PRC State Council in December 2001 and subsequently amended in February 2016 set forth detailed requirements with respect to capitalization, investor qualifications and application procedures in connection with the establishment of a foreign-invested telecommunications enterprise. These regulations prohibit a foreign entity from owning more than 50% of the total equity interest in any value-added telecommunications service business in China and require the major foreign investor in any value-added telecommunications service business in China have a good and profitable record and operating experience in this industry.

The Measures for the Administration of Internet Information Services

The governing law for Internet information service is the Measures for the Administration of Internet Information Services, or the Internet Content Provider (“ICP”) Measures, which went into effect on September 25, 2000. Under the ICP Measures, any entity that provides information to online Internet users must obtain an operating license from Ministry of Industry and Information Technology (“MIIT”) or its local branch at the provincial level in accordance with the Telecom Regulations described above. The ICP

Measures further stipulate that entities providing online information services in areas of news, publishing, education, medicine, health, pharmaceuticals and medical equipment must obtain permission from responsible national authorities prior to applying for an operating license from MIIT or its local branch at the provincial or municipal level. Moreover, ICPs must display their operating license numbers in a conspicuous location on their websites.  ICPs must police their websites to remove categories of harmful content that are broadly defined. Currently, our VIE, Portercity holds an ICP license which was issued on March 7, 2014, expiring on March 7, 2019.

Online Privacy

Chinese law does not prohibit internet service providers from collecting and analyzing personal information from their users if the users agree to do so. The PRC government, however, has the power and authority to order internet service providers to submit personal information of an internet user if such user posts any prohibited content or engages in illegal activities on the internet.

Under the Several Provisions on Regulating the Market Order of Internet Information Services (“Order”) promulgated by the MIIT which became effective on March 15, 2012, internet service providers may not, without a user’s consent, collect the user’s personal information that can be used, alone or in combination with other information, to identify the user, and may not provide any user’s personal information to third parties without the prior consent of the user. Internet service providers may only collect users’ personal information necessary to provide their services and must expressly inform the users of the method, scope and purpose of the collection and processing of such information. They are also required to ensure the proper security of users’ personal information, and take immediate remedial measures if such information is suspected to have been inappropriately disclosed. When a User registers to our application, we require our users to accept a user agreement whereby they agree to provide certain personal information to us. We will take other measures as necessary to comply with these provisions.

ICPs are also required to establish and publish their rules relating to personal information collection or use, keep any collected information strictly confidential, and take technological and other measures to maintain the security of such information. ICP operators are required to cease any collection or use of the user personal information, and de-register the relevant user account, when a given user stops using the relevant Internet service. ICP operators are further prohibited from divulging, distorting or destroying any such personal information, or selling or providing such information unlawfully to other parties. In addition, if an ICP operator appoints an agent to undertake any marketing and technical services that involve the collection or use of personal information, the ICP operator is still required to supervise and manage the protection of the information. As to penalties, in very broad terms, the Order states that violators may face warnings, fines, and disclosure to the public and, in most severe cases, criminal liability.

Foreign Currency Exchange

Under the Foreign Currency Administration Rules promulgated in 1996 and revised in 1997, and various regulations issued by SAFE and other relevant PRC government authorities, RMB is convertible into other currencies without prior approval from SAFE only to the extent of current account items, such as trade related receipts and payments, interest and dividends and after complying with certain procedural requirements. The conversion of RMB into other currencies and remittance of the converted foreign currency outside PRC for the purpose of capital account items, such as direct equity investments, loans and repatriation of investment, requires the prior approval from SAFE or its local office. Payments for transactions that take place within China must be made in RMB. Unless otherwise approved, PRC companies must repatriate foreign currency payments received from abroad. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by SAFE or its local office. Unless otherwise approved, domestic enterprises must convert all of their foreign currency proceeds into RMB.

On October 21, 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, which became effective as of November 1, 2005. According to the notice, a special purpose company, or SPV, refers to an offshore company established or indirectly controlled by PRC residents for the special purpose of carrying out financing of their assets or equity interest in PRC domestic enterprises. Prior to establishing or assuming control of an SPV, each PRC resident, whether a natural or legal person, must complete the overseas investment foreign exchange registration procedures with the relevant local SAFE branch. The notice applies retroactively. As a result, PRC residents who have established or acquired control of these SPVs that previously made onshore investments in China were required to complete the relevant overseas investment foreign exchange registration procedures by March 31, 2006. These PRC residents must also amend the registration with the relevant SAFE branch in the following circumstances: (i) the PRC residents have completed the injection of equity investment or assets of a domestic company into the SPV; (ii) the overseas funding of the SPV has been completed; (iii) there is a material change in the capital of the SPV. Under the rules, failure to comply with the foreign exchange registration procedures may result in restrictions being imposed on the foreign exchange activities of the violator, including restrictions on the payment of dividends and other distributions to its offshore parent company, and may also subject the violators to penalties under the PRC foreign exchange administration regulations.

On August 29, 2008, SAFE promulgated Circular 142 which regulates the conversion by a foreign-funded enterprise of foreign currency into RMB by restricting how the converted RMB may be used. In addition, SAFE promulgated Circular 45 on November 9, 2011 in order to clarify the application of Circular 142. Under Circular 142 and Circular 45, the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of foreign-invested enterprises. The use of such RMB capital may not be changed without SAFE’s approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 and Circular 45 could result in severe penalties, such as heavy fines as set out in the relevant foreign exchange control regulations.  On July 4, 2014, SAFE promulgated SAFE Circular 36, which launched a pilot reform of the administration of the settlement of the foreign exchange capitals of foreign-invested enterprises in certain designated areas from August 4, 2014. However, SAFE Circular 36 continues to prohibit foreign-invested enterprises from directly or indirectly using the Renminbi converted from their foreign exchange capitals for purposes beyond its business scope.  On March 30, 2015, SAFE promulgated Circular 19, to expand the reform nationwide. Circular 19 will come into force and replace both Circular 142 and Circular 36 on June 1, 2015. Circular 36 allows enterprises established within the pilot areas to use their foreign exchange capitals to make equity investment and removes certain other restrictions provided under Circular 142 for these enterprises. Circular 19 will remove those restrictions for all foreign-invested enterprises established in the PRC. However, both Circular 36 and Circular 19 continue to prohibit foreign-invested enterprises from, among other things, using the Renminbi fund converted from its foreign exchange capitals for expenditure beyond its business scope, providing entrusted loans or repaying loans between non-financial enterprises.

Dividend Distributions

Under applicable PRC regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a FIE in China is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

After-tax profits/losses with respect to the payment of dividends out of accumulated profits and the annual appropriation of after-tax profits as calculated pursuant to PRC accounting standards and regulations do not result in significant differences as compared to after-tax earnings as presented in our financial statements. However, there are certain differences between PRC accounting standards and regulations and U.S. generally accepted accounting principles, arising from different treatment of items such as amortization of intangible assets and change in fair value of contingent consideration rising from business combinations.

In addition, under the EIT Law, the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates, which was issued on January 29, 2008, the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, which became effective on December 8, 2006, and the Notice of the State Administration of Taxation Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties, which became effective on October 27, 2009, dividends from our PRC operating subsidiaries paid to us through our Hong Kong subsidiary may be subject to a withholding tax at a rate of 10%, or at a rate of 5% if our Hong Kong subsidiary is considered a “beneficial owner” that is generally engaged in substantial business activities and entitled to treaty benefits under the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion.

Laws and Regulations Related to Employment and Labor Protection

On June 29, 2007, the National People’s Congress promulgated the Employment Contract Law of PRC (“Employment Contract Law”), which became effective as of January 1, 2008 and amended on December 28, 2012. The Employment Contract Law requires employers to provide written contracts to their employees, restricts the use of temporary workers and aims to give employees long-term job security.

Pursuant to the Employment Contract Law, employment contracts lawfully concluded prior to the implementation of the Employment Contract Law and continuing as of the date of its implementation shall continue to be performed. Where an employment relationship was established prior to the implementation of the Employment Contract Law but no written employment contract was concluded, a contract must be concluded within one month after its implementation.

On September 18, 2008, the State Council promulgated the Implementing Regulations for the PRC Employment Contract Law which came into effect immediately. These regulations interpret and supplement the provisions of the Employment Contract Law.

Our standard employment contract complies with the requirements of the Employment Contract Law and its implementing regulations. We have entered into written employment contracts with all of our employees.

Employees

As of December 31, 2017, we had a total of 51 employees, all of whom are full-time employees. The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
Finance	5
Sales and Marketing	20
IT and Engineering	7
General and Administrative	19
Total	51

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages. We believe we maintain good relations with our employees.

ITEM 1A.	RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision.  If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Notes Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risks Related to Our Business

Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited consolidated financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern.  As discussed in Note 2 to the consolidated financial statements included with this report, we had a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years as of December 31, 2017. These conditions raise substantial doubt about our ability to continue as a going concern.  The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. There can be no assurance that we will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our business plan is based on a relatively new model that may not be successful and we may not successfully implement our business strategies.

Our business plan has not been examined or tested by the market. Our products and services are targeted at an emerging market and any potential increase in our revenues depends on the achievement by our current and future clients, which is a new market in the region. In addition, we cannot guarantee the full and successful implementation of our business strategies. To ensure the successful reception of our products and services by a large number of consumer manufacturing entities in China, great efforts must to be made in promotion and business partner development. However, we cannot guarantee successful promotion of our products and services and we may not be able to realize our business goals.

We may continue to incur losses in the future, and may not be able to return to profitability, which may cause the market price of our shares to decline.

We incurred a net loss of $1.5 million in 2017 and $0.2 million in 2016. We did not earn any revenue until we acquired Porter Consulting towards the end of fiscal 2016. Our ability to achieve profitability, therefore, depends on the competitiveness of our future products and services as well as our ability to control costs and to provide new products and services to meet the market demands and attract new customers. Due to the numerous risks and uncertainties associated with the development of our business, we cannot guarantee that we may be able to achieve profitability in the short-term or long-term.

The proper functioning of our online platforms is essential to our business. Any failure to maintain the satisfactory performance of our websites could materially and adversely affect our business and reputation.

The satisfactory performance, reliability and availability of our online platforms are critical to our future success and our ability to attract and retain future customers and provide quality customer service.  Any system interruptions caused by telecommunications failures, computer viruses, hacking or other attempts to harm our systems that result in the unavailability or slowdown of our website or reduced order fulfillment performance could adversely affect the daily operations of our business.  Our servers may also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to system interruptions, website slowdown or unavailability, delays or errors in transaction processing, loss of data or the inability to accept and fulfill customer orders.  Security breaches, computer viruses and hacking attacks have become more prevalent in our industry.  We can provide no assurance that our current security mechanisms will be sufficient to protect our IT systems from any third-party intrusions, viruses or hacker attacks, information or data theft or other similar activities. Any such future occurrences could reduce customer satisfaction, damage our reputation and result in a material decrease in our revenue.

We are exposed to potential liability for information on our websites and for products and services sold through our websites and we may incur significant costs and damage to our reputation as a result of defending against such potential liability.

We provide third-party content on our websites such as their products, links to third-party websites, advertisements and content provided by customers and users of our O2O platforms.  We could be exposed to liability with respect to such third-party information. Among other things, we may face assertions that, by directly or indirectly providing such third-party content or links to other websites, we should be liable for defamation, negligence, copyright or trademark infringement, or other actions by parties providing such content or operating those websites. We may also face assertions that content on our websites, including statistics or other data we compile internally, or information contained in websites linked to our websites contains false information, errors or omissions, and users and our customers could seek damages for losses incurred as a result of their reliance upon or otherwise relating to incorrect information. We may also be subject to fines and other sanctions by the government for such incorrect information. Moreover, our relevant consolidated controlled entities, as Internet advertising service providers, are obligated under PRC laws and regulations to monitor the advertising content shown on our websites for compliance with applicable law. Violation of applicable law may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the offending advertisements and orders to publish advertisements correcting the misleading information. In case of serious violations, the PRC authorities may revoke the offending entities’ advertising licenses and/or business licenses.  In addition, our websites could be used as a platform for fraudulent transactions and third party products and services sold through our websites and mobile apps may be defective. The measures we take to guard against liability for third-party content, information, products and services may not be adequate to exonerate us from relevant civil and other liabilities.

Any such claims, with or without merit, could be time-consuming to defend and result in litigation and significant diversion of management’s attention and resources. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims and suffer damage to our reputation.

Regulation of the Internet industry in China, including censorship of information distributed over the Internet, may materially and adversely affect our business.

China has enacted laws, rules and regulations governing Internet access and the distribution of news, information or other content, as well as products and services, through the Internet. In the past, the PRC government has prohibited the distribution of information through the Internet that it deems to be in violation of applicable PRC laws, rules and regulations. In particular, under regulations promulgated by the State Council, the MIIT, the General Administration of Press and Publication (formerly the State Press and Publications Administration) and the Ministry of Culture, Internet content providers and Internet publishers are prohibited from posting or displaying content over the Internet that, among other things: (1) opposes the fundamental principles of the PRC constitution, (2) compromises state security, divulges state secrets, subverts state power or damages national unity, (3) disseminates rumors, disturbs social order or disrupts social stability, (4) propagates obscenity, pornography, gambling, violence, murder or fear or incites the commission of crimes, or (5) insults or slanders a third party or infringes upon the lawful right of a third party.

If any Internet content we offer through our consolidated controlled entities were deemed by the PRC government to violate any of such content restrictions, we would not be able to continue such offerings and could be subject to penalties, including confiscation of illegal revenues, fines, suspension of business and revocation of required licenses, which could have a material adverse effect on our business, financial condition and results of operations. We may also be subject to potential liability for any unlawful actions of our customers or affiliates or for content we distribute that is deemed inappropriate. It may be difficult to determine the type of content that may result in liability to us, and if we are found to be liable, we may be forced to cease operation of our websites in China.

We may not be able to manage our expansion of operations effectively.

We are in the process of developing our business in order to meet the potentially increasing demand for our future products and services, as well as capture new market opportunities. As we continue to grow, we must continue to improve our operational and financial systems, procedures and controls, increase service capacity and output, and expand, train and manage our growing employee base. In order to fund our on-going operations and our future growth, we need to have sufficient internal sources of liquidity or access to additional financing from external sources. Furthermore, our management will be required to maintain and strengthen our relationships with our customers and other third parties.  Currently, we only have 51 employees.  As a result, our continued expansion has placed, and will continue to place, significant strains on our management personnel, systems and resources. We also will need to further strengthen our internal control and compliance functions to ensure that we will be able to comply with our legal and contractual obligations and minimize our operational and compliance risks. Our current and planned operations, personnel, systems, internal procedures and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Zonghua Chen, our Chairman, Chief Executive Officer and Chief Financial Officer. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investment. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

After-tax profits/losses with respect to the payment of dividends out of accumulated profits and the annual appropriation of after-tax profits as calculated pursuant to PRC accounting standards and regulations do not result in significant differences as compared to after-tax earnings as presented in our financial statements. However, there are certain differences between PRC accounting standards and regulations and U.S. GAAP, arising from different treatment of items such as amortization of intangible assets and change in fair value of contingent consideration rising from business combinations.

US federal income tax reform could have unforeseen effects on our financial condition and results of operations.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Cuts and Jobs Act”), which significantly changed U.S. tax law.  The Tax Cuts and Jobs Act significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. We are still in the process of analyzing the Tax Cuts and Jobs Act and its possible effects on the Company.  The impact of this tax reform on holders of our common stock is uncertain and could be adverse.  In addition, the actual impact of the Tax Cuts and Jobs Act on the Company may differ from management’s estimates, and management may update the provisional amount upon obtaining, preparing or analyzing additional information, based on its review of future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions the Company may take in the future.

Risks Relating to our Commercial Relationship with VIEs

Mr. Zonghua Chen’s association with VIEs could pose a conflict of interest which may result in VIEs decisions that are adverse to our business.

Mr. Zonghua Chen, our Chairman, President, Chief Executive Officer, Chief Financial Officer and the beneficial owner of 5.9% of our outstanding Common Stock owns 40% of the equity interests in Portercity and its wholly owned subsidiaries, from whom we derived all of our revenue in the fiscal year ended December 31, 2017, pursuant to the Contractual Arrangements. As a result, conflicts of interest may arise from time to time and these conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

PRC laws and regulations governing our businesses and the validity of certain of our Contractual Arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, our business may be negatively affected and we may be forced to relinquish our interests in those operations.

PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, Internet access, online games, mobile, value added telecommunications and certain other businesses in which we are engaged or could be deemed to be engaged.  Consequently, we conduct certain of our operations and businesses in the PRC through our VIEs. All our revenue is generated by contractually controlled and managed entity, Portercity, and its wholly owned subsidiaries.

The Contractual Arrangements give us effective control over Portercity, and its wholly owned subsidiaries and enable us to obtain substantially all of the economic benefits arising from it as well as consolidate their financial results in our results of operations. Although the structure we have adopted is consistent with longstanding industry practice, and is commonly adopted by comparable companies in China, the PRC government may not agree that these arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future.

In the opinion of Guang Dong LianRui Law Firm, our PRC counsel, the ownership structures of our wholly-foreign owned enterprise and our VIEs in China do not and will not violate any applicable PRC law, regulation or rule currently in effect; and the contractual arrangements between our material wholly-foreign owned enterprise, our material variable interest entity and their respective equity holders governed by PRC law are valid, binding and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect and will not violate any applicable PRC law, rule or regulation currently in effect. However, Guang Dong LianRui Law Firm has also advised us that there are substantial uncertainties regarding the interpretation and application of current PRC laws, rules and regulations. Accordingly, the PRC regulatory authorities and PRC courts may in the future take a view that is contrary to the opinion of our PRC legal counsel.

Uni Line Corp., PGL, PPBGL and Qianhai Porter are considered foreign investors or foreign invested enterprises under PRC law. As a result, Uni Line Corp., PGL, PPBGL and Qianhai Porter are subject to certain limitations under PRC law on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. If the imposition of any of these government actions causes us to lose our right to direct the activities of any of our VIEs or otherwise separate from them and if we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to consolidate the financial results of our VIEs in our consolidated financial statements. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Our arrangements with the VIEs and their shareholders may be subject to scrutiny by the PRC tax authorities. Any adjustment of related party transaction pricing could lead to additional taxes, and therefore which could have an adverse effect on our income and expenses.

The tax regime in China is rapidly evolving and there is significant uncertainty for taxpayers in China as PRC tax laws may be interpreted in significantly different ways. The PRC tax authorities may assert that we or our subsidiaries or VIEs or their equity holders owe and/or are required to pay additional taxes on previous or future revenue or income. In particular, under applicable PRC laws, rules and regulations, arrangements and transactions among related parties, such as the contractual arrangements with our VIEs, may be subject to audit or challenge by the PRC tax authorities. We could face material and adverse tax consequences if the PRC tax authorities determine that our agreements with the VIEs and their shareholders were not entered into based on arm’s length negotiations. As a result, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. Such an adjustment may require that we pay additional PRC taxes plus applicable penalties and interest, if any.

Substantial uncertainties exist with respect to the enactment timetable, interpretation and implementation of draft PRC Foreign Investment Law.

The Ministry of Commerce in China (“MOFCOM”) published a discussion draft of the proposed Foreign Investment Law in January 2015 aiming to, upon its enactment, replace the major existing laws and regulations governing foreign investment in China.  While the MOFCOM solicited comments on this draft, substantial uncertainties exist with respect to its enactment timetable, interpretation and implementation. The draft Foreign Investment Law, if enacted as proposed, may materially impact the entire legal framework regulating foreign investments in China.

Among other things, the draft Foreign Investment Law purports to introduce the principle of “actual control” in determining whether a company is considered a foreign invested enterprise, or an FIE. The draft Foreign Investment Law specifically provides that entities established in China but “controlled” by foreign investors will be treated as FIEs, whereas an entity organized in a foreign jurisdiction, but cleared by the MOFCOM as “controlled” by PRC entities and/or citizens, would nonetheless be treated as a PRC domestic entity for investment in the “restriction category” on the “negative list.” In this connection, “control” is broadly defined in the draft law to cover any of the following summarized categories:

•                          holding 50% or more of the voting rights or similar equity interest of the subject entity;
•                          holding less than 50% of the voting rights or similar equity interest of the subject entity but having the power to directly or indirectly appoint or otherwise secure at least 50% of the seats on the board or other equivalent decision making bodies, or having the voting power to materially influence the board, the shareholders’ meeting or other equivalent decision making bodies; or
•                          having the power to exert decisive influence, via contractual or trust arrangements, over the subject entity’s operations, financial, staffing and technology matters.

Once an entity is determined to be an FIE, and its investment amount exceeds certain thresholds or its business operation falls within a “negative list” purported to be separately issued by the State Council in the future, market entry clearance by the MOFCOM or its local counterparts would be required. The “variable interest entity” structure, or VIE structure, has been adopted by many PRC-based companies, including us, to obtain necessary licenses and permits in the industries that are currently subject to foreign investment restrictions in China. Under the draft Foreign Investment Law, variable interest entities that are controlled via contractual arrangements would also be deemed as FIEs, if they are ultimately “controlled” by foreign investors. For any companies with a VIE structure in an industry category that is in the “restriction category” on the “negative list,” the existing VIE structure may be deemed legitimate only if the ultimate controlling person(s) is/are of PRC nationality (either PRC state owned enterprises or agencies, or PRC citizens). Conversely, if the actual controlling person(s) is/are of foreign nationalities, then the variable interest entities will be treated as FIEs and any operation in the industry category on the “negative list” without market entry clearance may be considered as illegal.

Based on the definition of “control” in the draft Foreign Investment Law as currently proposed, we believe that there are strong basis for a determination that we and our VIEs is ultimately controlled by PRC citizens for the following reasons:

•                          After the Reverse Merger is consummated, the shareholders of PGL own approximately 98.4% of our company;

•                          Two of the shareholders of PGL are PRC citizens or nationals. The remaining shareholders of PGL are companies formed in the Republic of Seychelles, however, their shareholders are also PRC citizens or nationals;

•                          Because PGL indirectly controls Qianhai Porter which, in turn, via a series of VIE Agreements, has the right to appoint the Chairman and directors of Portercity, Qianhai Porter effectively controls the board and all management decisions of Portercity. Effectively, Qianhai Porter also has the power to exert decisive influence over the operations, financial, staffing and technology matters of Portercity and its wholly-owned subsidiaries.

However, there are significant uncertainties as to how the control status of our company, our VIEs and our equity investees with a VIE structure would be determined under the enacted version of the Foreign Investment Law. In addition, it is uncertain whether any of the businesses that we currently operate or plan to operate in the future through our consolidated entities and the businesses operated by our equity investees with a VIE structure would be on the to-be-issued “negative list” and therefore be subject to any foreign investment restrictions or prohibitions. We also face uncertainties as to whether the enacted version of the Foreign Investment Law and the final “negative list” would mandate further actions, such as MOFCOM market entry clearance, to be completed by companies with existing VIE structure and whether such clearance can be timely obtained, or at all. If we or our equity investees with a VIE structure were not considered as ultimately controlled by PRC domestic investors under the enacted version of the Foreign Investment Law, further actions required to be taken by us or such equity investees under the enacted Foreign Investment Law may materially and adversely affect our business and financial condition.

In addition, our corporate governance practice may be materially impacted and our compliance costs could increase if we were not considered as ultimately controlled by PRC domestic investors under the enacted version of the Foreign Investment Law. For instance, the draft Foreign Investment Law as proposed purports to impose stringent ad hoc and periodic information reporting requirements on foreign investors and the applicable FIEs. Aside from investment implementation report and investment amendment report that would be required for each investment and alteration of investment specifics, a prospectus would be mandatory, and large foreign investors meeting certain criteria would be required to report on a quarterly basis. Any company found to be non-compliant with these information reporting obligations could potentially be subject to fines and/or administrative or criminal liabilities, and the persons directly responsible could be subject to criminal liabilities.

Our contractual arrangements may not be as effective in providing control over the variable interest entities as direct ownership.

We rely on contractual arrangements with our VIEs to operate our electronic platform in China and other businesses in which foreign investment is restricted or prohibited. These contractual arrangements may not be as effective as direct ownership in providing us with control over our VIEs.

If we had direct ownership of the VIEs, we would be able to exercise our rights as an equity holder directly to effect changes in the boards of directors of the entity, which could effect changes at the management and operational level. Under our contractual arrangements, we would be able to change the members of the boards of directors of the entity only by exclusively exercising the equity holders’ voting rights and would have to rely on the variable interest entity and the variable interest entity equity holders to perform their obligations in the contractual arrangements in order to exercise our control over the variable interest entity. The variable interest entity equity holders may have conflicts of interest with us or our shareholders, and they may not act in the best interests of our company or may not perform their obligations under these contracts. For example, our VIEs and their equity holders could breach their contractual arrangements with us by, among other things, failing to conduct their operations, including maintaining our website and using our domain names and trademarks which the relevant variable interest entity has exclusive rights to use, in an acceptable manner or taking other actions that are detrimental to our interests. Pursuant to the call option, we may replace the equity holders of the VIEs at any time pursuant to the contractual arrangements. However, if any equity holder is uncooperative and any dispute relating to these contracts or the replacement of the equity holders remains unresolved, we will have to enforce our rights under the contractual arrangements through the operations of PRC law and arbitral or judicial agencies, which may be costly and time-consuming and will be subject to uncertainties in the PRC legal system. See “Any failure by our VIEs or their equity holders to perform their obligations under the contractual arrangements would have a material adverse effect on our business, financial condition and results of operations.” Consequently, the contractual arrangements may not be as effective in ensuring our control over the relevant portion of our business operations as direct ownership.

Any failure by our VIEs or their equity holders to perform their obligations under the contractual arrangements would have a material adverse effect on our business, financial condition and results of operations.

If our VIEs or their equity holders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. Although we have entered into an option agreement in relation to our variable interest entity, which provides that we may exercise an option to acquire, or nominate a person to acquire, ownership of the equity in that entity or, in some cases, its assets, to the extent permitted by applicable PRC laws, rules and regulations, the exercise of the option is subject to the review and approval of the relevant PRC governmental authorities. We have also entered into an equity interest pledge agreement with respect to the variable interest entity to secure certain obligations of such VIES or their equity holders to us under the contractual arrangements. However, the enforcement of such agreement through arbitral or judicial agencies may be costly and time-consuming and will be subject to uncertainties in the PRC legal system. Moreover, our remedies under the equity pledge agreement are primarily intended to help us collect debts owed to us by the variable interest entity equity holders under the contractual arrangements and may not help us in acquiring the assets or equity of the variable interest entity.

The contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration or court proceedings in China. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the United States. Moreover, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a variable interest entity should be interpreted or enforced under PRC law, and as a result it may be difficult to predict how an arbitration panel or court would view such contractual arrangements. As a result, uncertainties in the PRC legal system could limit our ability to enforce the contractual arrangements. Under PRC law, if the losing parties fail to carry out the arbitration awards or court judgments within a prescribed time limit, the prevailing parties may only enforce the arbitration awards or court judgments in PRC courts, which would require additional expense and delay. In the event we are unable to enforce the contractual arrangements, we may not be able to exert effective control over the variable interest entities, and our ability to conduct our business, as well as our financial condition and results of operations, may be materially and adversely affected.

We may lose the ability to use, or otherwise benefit from, the ICP license held by our VIEs, which could severely disrupt our business, render us unable to conduct some or all of our business operations and constrain our growth.

Our VIE, Portercity, holds an ICP license that is necessary for our business operations, to which foreign investments are typically restricted or prohibited under applicable PRC law. The contractual arrangements contain terms that specifically obligate variable interest entity equity holders to ensure the valid existence of the variable interest entities and restrict the disposal of material assets of the variable interest entities. However, in the event the variable interest entity equity holders breach the terms of these contractual arrangements and voluntarily liquidate any of our VIEs or any of our VIEs declares bankruptcy and all or part of its assets become subject to liens or rights of third-party creditors, or are otherwise disposed of without our consent, we may be unable to conduct some or all of our business operations or otherwise benefit from the assets held by the variable interest entity, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if our variable interest entity undergoes a voluntary or involuntary liquidation proceeding, its equity holders or unrelated third-party creditors may claim rights to some or all of the assets of such variable interest entity, thereby hindering our ability to operate our business as well as constrain our growth.

Risk Related to Doing Business in China

Changes in the economic and political policies of the PRC government could have a material and adverse effect on our business and operations.

We conduct substantially all our business operations in China. Accordingly, our results of operations, financial condition and prospects are significantly dependent on economic and political developments in China. China’s economy differs from the economies of developed countries in many aspects, including the level of development, growth rate and degree of government control over foreign exchange and allocation of resources. While China’s economy has experienced significant growth in the past 30 years, the growth has been uneven across different regions and periods and among various economic sectors in China. We cannot assure you that China’s economy will continue to grow, or that if there is growth, such growth will be steady and uniform, or that if there is a slowdown, such slowdown will not have a negative effect on its business and results of operations.

The PRC government exercises significant control over China. Accordingly, our results of operations, financial condition and prospects are significantly dependent on economic and political developments in China. Certain measures adopted by the PRC government may restrict loans to certain industries, such as changes in the statutory deposit reserve ratio and lending guidelines for commercial banks by the People’s Bank of China. These current and future government actions could materially affect our liquidity, access to capital, and ability to operate our business.

The global financial markets experienced significant disruptions in 2008 and the United States, Europe and other economies went into recession. Since 2012, growth of the Chinese economy has slowed down. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, any stimulus measures designed to boost the Chinese economy, may contribute to higher inflation, which could adversely affect our results of operations and financial condition. See “—Future inflation in China may inhibit our ability to conduct business in China.”

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiary and VIEs in the PRC. Our operating subsidiary and VIEs are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to FIEs. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and most of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us.

Most of our assets are located outside of the United States and most of our current operations are conducted in the PRC. In addition, all of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So, it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

We may be adversely affected by the complexity, uncertainties and changes in PRC regulation of internet-related businesses and companies, and any lack of requisite approvals, licenses or permits applicable to our business may have a material adverse effect on our business and results of operations.

The PRC government extensively regulates the internet industry, including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the internet industry. These internet-related laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainties. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be in violation of applicable laws and regulations.

We only have contractual control over our website. We do not directly own the website due to the restriction of foreign investment in businesses providing value-added telecommunication services in China, including internet information provision services. This may significantly disrupt our business, subject us to sanctions, compromise enforceability of related contractual arrangements, or have other harmful effects on us.

The evolving PRC regulatory system for the internet industry may lead to the establishment of new regulatory agencies. For example, in May 2011, the State Council announced the establishment of a new department, the State Internet Information Office (with the involvement of the State Council Information Office, the MITT, and the Ministry of Public Security). The primary role of this new agency is to facilitate the policy-making and legislative development in this field, to direct and coordinate with the relevant departments in connection with online content administration and to deal with cross-ministry regulatory matters in relation to the internet industry.

The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies relating to the internet industry have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, internet businesses in China, including our business. We cannot assure you that we have obtained all the permits or licenses required for conducting our business in China or will be able to maintain our existing licenses or obtain new ones. If the PRC government considers that we were operating without the proper approvals, licenses or permits or promulgates new laws and regulations that require additional approvals or licenses or imposes additional restrictions on the operation of any part of our business, it has the power, among other things, to levy fines, confiscate our income, revoke our business licenses, and require us to discontinue our relevant business or impose restrictions on the affected portion of our business. Any of these actions by the PRC government may have a material adverse effect on our business and results of operations.

The enforcement of the PRC labor contract law may materially increase our costs and decrease our net income.

China adopted a new Labor Contract Law, effective on January 1, 2008, and issued its implementation rules, effective on September 18, 2008. The Labor Contract Law and related rules and regulations impose more stringent requirements on employers with regard to, among others, minimum wages, severance payment and non-fixed-term employment contracts, time limits for probation periods, as well as the duration and the times that an employee can be placed on a fixed-term employment contract. Due to the limited period of effectiveness of the Labor Contract Law and its implementation rules and regulations, and the lack of clarity with respect to their implementation and potential penalties and fines, it is uncertain how they will impact our current employment policies and practices. In particular, compliance with the Labor Contract Law and its implementation rules and regulations may increase our operating expenses. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementation rules and regulations may also limit our ability to effect those changes in a manner that we believe to be cost-effective or desirable, and could result in a material decrease in our profitability.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Currently, all of our revenues are settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that FIEs may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our ordinary shares will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our revenues are earned by our PRC subsidiaries and VIEs. However, PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to their offshore parent companies. PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC generally accepted accounting principles to a statutory general reserve fund until the amounts in said fund reaches 50% of its registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

We are required under PRC laws and regulations to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of our employees up to a maximum amount specified by the local government from time to time at locations where we operate our businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. Although we have made contributions to some employee benefit plans, such as social security plans, we may have not made adequate employee benefit payments required by PRC regulations. We may be required to make up the contributions for these plans as well as pay late fees and fines. If we are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

Heightened scrutiny of acquisition transactions by PRC tax authorities may have a negative impact on Chinese company’s business operations and its acquisition strategy.

Pursuant to the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or SAT Circular 698, effective on January 1, 2008, and the Announcement on Several Issues Related to Enterprise Income Tax for Indirect Asset Transfer by Non-PRC Resident Enterprises, or SAT Announcement 7, effective on February 3, 2015, issued by the State Administration of Taxation (“SAT”), if a non-resident enterprise transfers the equity interests of or similar rights or interests in overseas companies which directly or indirectly own PRC taxable assets through an arrangement without a reasonable commercial purpose, but rather to avoid PRC corporate income tax, the transaction will be re-characterized and treated as a direct transfer of PRC taxable assets subject to PRC corporate income tax. SAT Announcement 7 specifies certain factors that should be considered in determining whether an indirect transfer has a reasonable commercial purpose. However, as SAT Announcement 7 is newly issued, there is uncertainty as to the application of SAT Announcement 7 and the interpretation of the term “reasonable commercial purpose.”

Under SAT Announcement 7, the entity which has the obligation to pay the consideration for the transfer to the transferring shareholders has the obligation to withhold any PRC corporate income tax that is due. If the transferring shareholders do not pay corporate income tax that is due for a transfer and the entity which has the obligation to pay the consideration does not withhold the tax due, the PRC tax authorities may impose a penalty on the entity that so fails to withhold, which may be relieved or exempted from the withholding obligation and any resulting penalty under certain circumstances if it reports such transfer to the PRC tax authorities.

Although SAT Announcement 7 is generally effective as of February 3, 2015, it also applies to cases where the PRC tax treatment of a transaction that took place prior to its effectiveness has not yet been finally settled. As a result, SAT Announcement 7 could be determined by PRC tax authorities to be applicable to the historical reorganization, and it is possible that these transactions could be determined by PRC tax authorities to lack a reasonable commercial purpose. As a result, the transfer of shares by certain shareholders to other parties could be subject to corporate income tax of up to 10% on capital gains generated from such transfers, and PRC tax authorities could impose tax obligations on the transferring shareholders or subject us to penalty if the transferring shareholders do not pay such obligations and withhold such tax.

SAT Announcement 7 and its interpretation by relevant PRC authorities clarify that an exemption provided by SAT Circular 698 for transfers of shares in a publicly-traded entity that is listed overseas is available if the purchase of the shares and the sale of the shares both take place in open-market transactions. However, if a shareholder of an entity that is listed overseas purchases shares in the open market and sells them in a private transaction, or vice-versa, PRC tax authorities might deem such a transfer to be subject to SAT Circular 698 and SAT Announcement 7, which could subject such shareholder to additional reporting obligations or tax burdens. Accordingly, if a holder of the Company’s ordinary shares purchases such ordinary shares in the open market and sells them in a private transaction, or vice-versa, and fails to comply with SAT Circular 698 or SAT Announcement 7, the PRC tax authorities may take actions, including requesting to provide assistance for their investigation or impose a penalty on it, which could have a negative impact on the company’s business operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business takes place in China, it may be more difficult for the staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

Risks Related to the Market for our Common Stock

Our common stock is quoted on the OTCQB market, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCQB market. The OTCQB market is a significantly more limited market than the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to “emerging growth companies” will make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” until 2019, although circumstances could cause us to lose that status earlier, including if we become a large accelerated filer or if we have issued an aggregate of $1 billion in non-convertible debt during the preceding 3 years.  We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate the material weaknesses or maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and our business, financial condition, results of operations and reputation could be materially and adversely affected.

To implement Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. Prior to becoming parts of a public company,  our subsidiaries and VIEs were private operating companies with no experience operating as a public company or establishing the level of internal control over financial reporting required by the Sarbanes-Oxley Act. After the completion of the Reverse Merger, we are subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of the internal controls, assuming our filing status remains as a smaller reporting company. A report of our management is included under Item 9A of this Annual Report on Form 10-K. Our management has identified the following material weaknesses in our internal control over financial reporting: we do not have an audit committee; we did not maintain appropriate cash controls; we did not implement appropriate information technology controls; we did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements; and  we do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We plan to take steps to remediate these material weaknesses as soon as practicable by implementing a plan to improve our internal control over financial reporting including, but not limited to, hiring additional staff and/or outside consultants experienced in U.S. GAAP financial reporting as well as in SEC reporting requirements. However, the implementation of these measures may not fully address the material weaknesses in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including SOX and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Registered public accounting firms in China, including our independent registered public accounting firm, are not inspected by the U.S. Public Company Accounting Oversight Board, which deprives us and our investors of the benefits of such inspection.

Auditors of companies whose shares are registered with the SEC and traded publicly in the United States, including our independent registered public accounting firm, must be registered with the U.S. Public Company Accounting Oversight Board (the “PCAOB”) and are required by the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards applicable to auditors. However, because we have substantial operations within China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese government authorities, our auditor and its audit work are not currently inspected fully by the PCAOB.

Inspections of other auditors conducted by the PCAOB outside of China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevents the PCAOB from regularly evaluating our auditor’s audits and its quality control procedures. As a result, shareholders may be deprived of the benefits of PCAOB inspections, and may lose confidence in our reported financial information and procedures and the quality of our financial statements.

Proceedings instituted by the SEC against certain PRC-based accounting firms could result in financial statements being determined to not be in compliance with the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

On December 3, 2012, the SEC issued an order instituting administrative proceedings against five of the largest global public accounting firms relating to work performed in the PRC and such firms’ failure to provide audit work papers to the SEC in this regard. Our independent registered public accounting firm is not one of the accounting firms referenced in the order. On January 22, 2014, an initial administrative law decision was issued, censuring the five accounting firms and suspending four of the five firms from practicing before the SEC for a period of six months. On February 12, 2014, four of these PRC-based accounting firms appealed to the SEC against this decision. In February 2015, each of the four PRC-based accounting firms agreed to a censure and to pay a fine to the SEC to settle the dispute and avoid suspension of their ability to practice before the SEC. The settlement requires the firms to follow detailed procedures to seek to provide the SEC with access to Chinese firms’ audit documents via the China Securities Regulatory Commission. If the firms do not follow these procedures, the SEC could impose penalties such as suspensions, or it could restart the administrative proceedings.

In the event that the SEC restarts the administrative proceedings, depending upon the final outcome, listed companies in the United States with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which could result in financial statements being determined to not be in compliance with the requirements of the Exchange Act, including possible delisting. Moreover, any negative news about the proceedings against these audit firms may cause investor uncertainty regarding China-based, United States-listed companies and the market price of our shares may be adversely affected.

If our independent registered public accounting firm was denied, temporarily, the ability to practice before the SEC and we were unable to timely find another registered public accounting firm to audit and issue an opinion on our financial statements, our financial statements could be determined to not be in compliance with the requirements of the Exchange Act.

Provisions in our charter documents and under Nevada law could discourage a takeover that stockholders may consider favorable.

Provisions in our articles of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our board of directors has the right to determine the authorized number of directors.  In addition, we are authorized to issue up to 250,000,000 shares of preferred stock, in one or more classes or series as may be determined by our board of directors. The issuance of shares of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our executive offices and all of our PRC subsidiaries and consolidated entities are located at 36th Floor, Shenzhen Development Center, #2010, Renmin South Road, Luohu District, Shenzhen, Guangdong, China, 518001, which consist of approximately 1678.75 square meters.  We lease our facilities pursuant to a lease agreement that our variable interest entity, Portercity entered into with Beijing Na Sheng Hong Sale and Service Center on November 27, 2017 for a lease term commencing on December 1, 2017 and ending on February 28, 2023.  We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.  We do not own or rent any real estate or other properties.

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

	Closing Prices(1)
	High	Low
Year Ended December 31, 2017
First Quarter	$2.64	$0.02
Second Quarter	$4.10	$2.47
Third Quarter	$5.00	$3.00
Fourth Quarter	$4.48	$3.60

Year Ended December 31, 2016
First Quarter	$0.02	$0.02
Second Quarter	$0.02	$0.02
Third Quarter	$0.02	$0.02
Fourth Quarter	$0.02	$0.02
(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by Yahoo! Finance for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 23, 2018, there were approximately 266 holders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name”.

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

No repurchases of our common stock were made during the fiscal year ended December 31, 2017.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview

On April 7, 2017, we completed the acquisition of PGL pursuant to the share purchase agreement.  As a result of the acquisition, PGL became our wholly-owned subsidiary and the former shareholders of PGL became the holders of approximately 98.4% of our issued and outstanding capital stock on a fully-diluted basis.  Since 2016, through our VIE entity, Porter Consulting, we have partnered with China Payment Technology Co., Ltd., a third-party online payment service provider (“China Payment”) to promote China Payment’s online payment platform to companies and businesses in Shenzhen and in return share a portion of the processing fees earned by China Payment as commission.  Porter Consulting also partners with Shenzhen Xinghua Tongfu Technology Co., Ltd., a third-party online payment service provider (“Shenzhen Tongfu”), under which Poerter Consulting agreed to promote Shenzhen Tongfu’s online payment platform, including the Point of Sale (POS) system, to companies and businesses in China and in return obtain a certain amount of commission based on the volume of trading through such online payment platform.

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

Due to PRC legal restrictions on foreign ownership and investment in, among other areas, value-added telecommunications services, which include internet content providers, or ICPs, we, similar to all other entities with foreign-incorporated holding company structures operating in our industry in China, have to operate our internet businesses and other businesses in which foreign investment is restricted or prohibited in the PRC through wholly foreign-owned enterprises, majority-owned entities and variable interest entities.

Accordingly, we plan to continue operating our current business in China through our VIEs, Portercity and its wholly owned subsidiaries, namely Porter E-Commerce, Porter Consulting and Porter Commercial.

Principal Factors Affecting Financial Performance

We believe that our operating and business performance is driven by various factors that affect the O2O industry, including trends affecting the Internet industry and trends affecting the customer bases that we target, as well as general macroeconomic factors. Key factors that may affect our future performance include:

•
Economic growth in China and in the PRC O2O market:  We currently conduct substantially all of our business and operations in China. Accordingly, our results of operations have been, and are expected to continue to be, affected by the general performance of Chinese economy.   The enhanced living standards and increased disposable income that has resulted from the vibrant economic growth has driven the rapid development of online and offline business in recent years.  As an innovative O2O business platform operator, our financial results have also been and will continue to be affected by the performance of this industry in China.

•
 Growth in China’s Internet and online marketing sectors: A significant part of our business is related to online services. As such, our results of operations are heavily dependent on the successful and continued development of China’s Internet and online business sectors. The Internet has emerged as an increasingly attractive and cost-effective advertising channel in China, especially as the number of Internet users, disposable income of urban households and network infrastructure in China have increased.

•
PRC regulations affecting the Internet and online marketing industries: The Internet and online business industries in China are heavily regulated. PRC laws, rules and regulations cover virtually every aspect of these industries, including entry into the industry, the scope of permissible business activities and foreign investment. The PRC government also exercises considerable direct and indirect influence over these industries by imposing industry policies and other economic measures.  Many of these regulations have recently been implemented and are expected to be refined and adjusted over time. The PRC government also regulates Internet access and the distribution of news, information or other content, as well as products and services, through the Internet.  Political, economic and social factors may also lead to further policy refinement and adjustments. The imposition of new laws and regulations, or changes to current laws and regulations, could have a material impact on our business, financial condition and results of operations.

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

The following table sets forth key components of our results of operations during the years ended December 31, 2017 and 2016, both in dollars and as a percentage of our revenue.

	Years Ended December 31,
	2017		2016
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$1,701,977	100.00	43,221	100.00
Cost of revenue	(1,729,340)	(101.61)	(31,455)	(72.78)
Gross (loss) profit	(27,363)	(1.61)	11,766	27.22
Operating expenses
General and administrative expenses	(1,515,349)	(89.03)	(223,878)	(517.98)
Loss from operations	(1,542,712)	(90.64)	(212,112)	(490.76)
Other income	33,910	1.99	1,258	2.91
Loss before income taxes	(1,508,802)	(88.65)	(210,854)	(487.85)
Income tax credit (expense)	144	0.01	(2,735)	(6.33)
Net loss	$(1,508,658)	(88.64)	$(213,589)	(494.18)

Revenue. Our revenue totaled $1,701,977 for the year ended December 31, 2017, compared to $43,221 for the same period last year. Through our VIE, Porter Consulting, we earn commissions of $333,353 and $37,748 for the years ended December 31, 2017 and 2016, respectively. We promote payment services of a third-party payment service provider to merchants in Shenzhen and in return share a portion of the processing fees earned by the third-party payment service provider as commission.   Porter Consulting became a wholly-owned subsidiary of Portercity towards the end of fiscal 2016.  During the fiscal years ended December 31, 2017 and 2016, through Portercity we also earned service income of $1,315,721 and nil, respectively, from organizing and delivering events and forums to our merchant clients.

Cost of revenue.  Our cost of revenue includes mainly includes fees paid to our sales agents and the cost incurred in relation to a forum which had been held in May 2017.  Our cost of revenue increased to $1,729,340 for 2017 from $31,455 for last year.

Gross (loss) profit and gross margin. Our gross loss was $27,363, or 1.61% of net revenues, for the year ended December 31, 2017 as compared to gross profit of $11,766, or 27.22% of net revenues, for the year ended December 31, 2016.

General and administrative expenses.  Our general and administrative expenses increased by $1,291,471 to $1,515,349 for the year ended December 31, 2017, from $223,878 for 2016.  We incurred more corporate expenses commencing from the last quarter of 2016, after the acquisition of Porter Consulting and in anticipation of the reverse acquisition closed on April 7, 2017.

Net loss. As a result of the cumulative effect of the factors described above, our net loss increased by $1,295,069 to $1,508,658 for the year ended December 31, 2017 from $213,589 for the year ended December 31, 2016.

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

Liquidity and Capital Resources

Working Capital

	December 31, 2017	December 31, 2016
Current Assets	$433,988	$1,538,196
Current Liabilities	2,603,461	2,069,321
Working Capital Deficiency	$2,169,473	$531,125

As of December 31, 2017, we had cash and cash equivalents of $240,072. To date, we have financed our operations primarily through borrowings from our stockholders and related parties.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred recurring losses from operations resulting in an accumulated deficit of $3,033,438 as of December 31, 2017, and we currently have net working capital deficit of $2,169,473. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. We may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. Our sources of capital in the past have included borrowings from our stockholders and related parties. While we believe that our existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and financing from our existing stockholders are adequate to support operations for at least the next 12 months.

	Years Ended December 31,
	2017	2016
Net cash used in operating activities	$(1,352,203)	$(241,335)
Net cash provided by (used in) investing activities	176,564	(158,788)
Net cash provided by financing activities	364,948	1,451,700
Effect of exchange rate changes on cash and cash equivalents	32,450	(43,483)
Net (decrease) increase in cash and cash equivalents	(778,241)	1,008,094
Cash and cash equivalents at the beginning of year	1,018,313	10,219
Cash and cash equivalents at the end of year	$240,072	$1,018,313

Operating Activities

Net cash used in operating activities was $1,352,203 for the year ended December 31, 2017, as compared to $241,335 for 2016. The net cash used in operating activities for the year 2017 was mainly due to our net loss of $1,508,658, partially offset by a decrease in deposits, prepayments and other receivables of $95,374.

Investing Activities

Net cash provided by investing activities was $176,564 for the year ended December 31, 2017, as compared to $158,788 net cash used in investing activities for the year ended December 31, 2016.The cash  provided by investing activities was mainly attributable to net decrease in investments in short- term investments of $99,065 and  repayment from related parties of $101,199.

Financing Activities

Net cash provided by financing for the year ended December 31, 2017 was $364,948, as compared to $1,451,700 for the year ended December 31, 2016.  During the year of 2017, we obtained advances of $918,891 and $221,032 from shareholders and related parties, respectively, and repaid $774,975 to related parties. During the year of 2016, we obtained advances of $726,700 from related parties and proceeds of $725,000 from capital contribution from shareholders of VIE.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of December 31, 2017:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Amounts due to shareholders	$964,076	$964,076	$—	$—	$—
Amounts due to related parties	1,411,547	1,411,547	—	—	—
Other payables	186,387	186,387	—	—	—
Leases	1,117,591	154,150	462,452	462,452	38,537
TOTAL	$3,679,601	$2,716,160	$462,452	$462,452	$38,537

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

Capital Expenditures

We incurred capital expenditures of $23,700 and $7,667 for the years ended December 31, 2017 and 2016, respectively.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Basis of Presentation

The financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”).

Use of Estimates

The preparation of the accompanying financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. The recognition of revenues involves certain management judgments. The amount and timing of the revenues could be materially different for any period if management made different judgments or utilized different estimates.

We via Porter Consulting earns commissions from a third-party payment service provider when China UnionPay card transactions are completed and settled. Revenue related to commissions is recognized in the income statement at the time when the underlying transaction is completed.

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

Service income from organizing and delivering an event and forum to our merchant clients is recognized when the service is performed.

Other service income is earned when services have been rendered.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, ‘‘Revenue from Contracts with Customers (Topic 606).’’ This guidance supersedes current guidance on revenue recognition in Topic 605, ‘‘Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We will apply the new revenue standard beginning January 1, 2018. Based on management’s assessment of the application of this guidance, we do not expect a material impact on amounts reported and disclosures made in our consolidated financial statements.

On January 5, 2016, the FASB issued ASU No. 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value, with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect this standard to have a material impact on our consolidated financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. Management is currently assessing the potential impact of adopting this standard on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We do not expect this standard to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No.2016-15, Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We do not expect this standard to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. We do not expect this standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. We do not expect this standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect this standard to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Porter Holding International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Porter Holding International, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA Limited

Centurion ZD CPA Limited

We have served as the Company’s auditor since 2017.

Hong Kong, China

March 30, 2018

PORTER HOLDING INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND 2016
(In U.S. dollars)

	2017	2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$240,072	$1,018,313
Short-term investments	-	100,908
Accounts receivable, net of nil allowance for doubtful accounts	30,064	37,159
Prepayments and other receivables	163,852	283,135
Amounts due from related parties	-	98,681
Total current assets	433,988	1,538,196

NON-CURRENT ASSETS
Long-term rental deposits	38,538	-
Property, plant and equipment, net	11,190	6,288
Intangible assets, net	36,747	19,580
Total non-current assets	86,475	25,868

TOTAL ASSETS	$520,463	$1,564,064

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$40,757	$42,898
Accruals and other payables	186,387	116,067
Income tax payable	694	2,672
Amounts due to shareholders	964,076	-
Amounts due to related parties	1,411,547	1,907,684
Total current liabilities	2,603,461	2,069,321

TOTAL LIABILITIES	2,603,461	2,069,321

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DECIFICT
Preferred stock, par value $0.001 per share 250,000,000 shares authorized and nil shares issued as of December 31, 2017 and December 31, 2016	-	-
Common stock, par value $0.001 per share; 750,000,000 shares authorized, 508,110,000 and 8,110,000 shares issued and outstanding as of December 31, 2017 and 2016, respectively	508,110	8,110
Additional paid-in capital	400,561	905,061
Accumulated deficit	(3,033,438)	(1,524,780)
Accumulated other comprehensive income	41,769	106,352
Total stockholders’ deficit	(2,082,998)	(505,257)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$520,463	$1,564,064

The accompanying notes are an integral part of these financial statements.

PORTER HOLDING INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In U.S. dollars)

	2017	2016

REVENUE	$1,701,977	$43,221

COST OF REVENUE	(1,729,340)	(31,455)

GROSS (LOSS) PROFIT	(27,363)	11,766

OPERATING EXPENSES
General and administrative expenses	(1,515,349)	(223,878)
Total operating expenses	(1,515,349)	(223,878)

LOSS FROM OPERATIONS	(1,542,712)	(212,112)

OTHER INCOME (EXPENSE), NET
Other income (expense)	33,910	1,258
Total other expense, net	33,910	1,258

NET LOSS BEFORE TAXES	(1,508,802)	(210,854)

Income tax credit (expense)	144	(2,735)

NET LOSS	(1,508,658)	(213,589)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	(64,583)	62,919

TOTAL COMPREHENSIVE (LOSS) INCOME	$(1,573,241)	$(150,670)

Basic and diluted loss per share	$0.00 *	$(0.03)

Weighted average number of common shares outstanding- basic and diluted	494,411,370	8,110,000

* Less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

PORTER HOLDING INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In U.S. dollars)

					Accumulated
	Common stock		Additional		other
	Number		paid-in	Accumulated	comprehensive
	of shares	Amount	capital	deficit	income (loss)	Total
Balance at January 1, 2016	8,110,000	$8,110	$125,597	$(1,311,191)	$43,433	$(1,134,051)

Capital contribution from shareholders of VIE	-	-	725,000	-	-	725,000

Gain from bargain purchase (note 1)	-	-	54,464	-	-	54,464

Net loss for the year	-	-	-	(213,589)	-	(213,589)

Foreign currency translation adjustment	-	-	-	-	62,919	62,919

Balance at December 31, 2016	8,110,000	$8,110	$905,061	$(1,524,780)	$106,352	$(505,257)

Shares issued due to recapitalization (Note 1)	500,000,000	500,000	(504,500)	-	-	(4,500)

Net loss for the year	-	-	-	(1,508,658)	-	(1,508,658)

Foreign currency translation adjustment	-	-	-	-	(64,583)	(64,583)

Balance at December 31, 2017	508,110,000	$508,110	$400,561	$(3,033,438)	$41,769	$(2,082,998)

The accompanying notes are an integral part of these financial statements.

PORTER HOLDING INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In U.S. dollars)

	2017	2016

Cash flows from operating activities
Net loss	$(1,508,658)	$(213,589)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,877	3,050
Loss on disposal of property, plant and equipment	-	177
Gain on disposal of intangible assets	(9,888)	-
Changes in assets and liabilities
Accounts receivable	8,741	(5,253)
Prepayments and other receivables	95,374	(113,257)
Accounts payable	(4,028)	22,147
Accruals and other payables	64,452	65,390
Income tax payable	(2,073)	-
Net cash used in operating activities	(1,352,203)	(241,335)

Cash flows from investing activities
Acquisition of a subsidiary, net of cash acquired (notes 1 and 7)	-	48,627
Purchase of property, plant and equipment	(5,845)	-
Purchase of intangible assets	(17,855)	(7,667)
Purchase of investments	(2,125,356)	(180,661)
Proceeds from disposal of investments	2,224,421	75,276
Repayment from related parties	101,199	-
Advances to related parties	-	(94,363)
Net cash provided by (used in) investing activities	176,564	(158,788)

Cash flows from financing activities
Capital contribution from shareholders of VIE	-	725,000
Advances from related parties	221,032	726,700
Repayment to related parties	(774,975)	-
Amounts due to shareholders	918,891	-
Net cash provided by financing activities	364,948	1,451,700

Effect of exchange rates on cash	32,450	(43,483)

Net (decrease) increase in cash and cash equivalents	(778,241)	1,008,094

Cash and cash equivalents at beginning of year	1,018,313	10,219

Cash and cash equivalents at end of year	$240,072	$1,018,313

Supplemental of cash flow information
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$1,929	$-

Supplemental schedule for non-cash investing and financing activities
Consideration for acquisition of a subsidiary credited against amount due to a related company (note 7)	$-	$144,154

The accompanying notes are an integral part of these financial statements.

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANICAL STATEMENTS
For the years ended December 31, 2017 and 2016
(In U.S. dollars)

1.	ORGANIZATION AND BUSINESS

Porter Holding International, Inc. (formerly known as Uni Line Corp., “ULNV” or the “Company”) was incorporated in the State of Nevada on September 5, 2013.

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

On December 15, 2016, Qianhai Porter, Shenzhen Portercity Investment Management Co. Ltd. (a company incorporated in the PRC; “Portercity”) and Mr Zonghua Chen (the Company’s Chairman, Chief Executive Officer, Chief Financial Officer and President since December 19, 2016) and Ms Xiaomei Xiong (spouse of Mr. Zongjian Chen), the shareholders (the “Shareholders”) of Portercity entered into commercial arrangements, or collectively, VIE Agreements, pursuant to which PGL has contractual rights to control and operate the businesses of Portercity and its three operating wholly-owned subsidiaries incorporated in the PRC (collectively the “VIE Entities”):

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

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANICAL STATEMENTS
For the years ended December 31, 2017 and 2016
(In U.S. dollars)

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

On December 1, 2016, Portercity acquired a 100% equity interest in Porter Consulting from Shenzhen Porter Holdings Limited, for a cash consideration of $144,154 (RMB1,000,000).  The consideration was credited against the amount due to Shenzhen Porter Holdings Limited as fully paid (Note 7).

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANICAL STATEMENTS
For the years ended December 31, 2017 and 2016
(In U.S. dollars)

Net assets of Porter Consulting as of December 1, 2016 (date of acquisition as a subsidiary of the Company):

Book value and fair value
Cash and cash equivalents	$48,627
Accounts receivable	33,485
Prepayments and other receivables	157,909
Property, plant and equipment	214
Accounts payable	(22,574)
Taxation payable	(1,091)
Accruals and other payables	(17,952)
Net assets acquired	198,618
Gain on bargain purchase	(54,464)
Total purchase price	$144,154

Net cash from acquisition of Porter Consulting	$48,627

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

On April 7, 2017, ULNV filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) announcing the completion of a business combination between ULNV and PGL in accordance with the terms of the Purchase Agreement. As a result of the transaction, PGL became a wholly-owned subsidiary of UNLV and the shareholders of PGL became the holders of approximately 98.4% of UNLV’s issued and outstanding capital stock on a fully-diluted basis. For financial accounting purposes, the share exchange is accounted for as a reverse acquisition by PGL, and resulted in a recapitalization, with PGL, being the accounting acquirer and the Company, as the acquired entity (accounting acquiree). The accompanying consolidated financial statements are in substance those of PGL, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the reverse acquisition. The Company is deemed to be a continuation of the business of PGL.

Accordingly, the accompanying consolidated financial statements include the following:

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

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANICAL STATEMENTS
For the years ended December 31, 2017 and 2016
(In U.S. dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements of the Company have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”).

Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses from operations resulting in an accumulated deficit of $3,033,438 as of December 31, 2017, and it currently has net working capital deficit of $2,169,473. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all.

These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates
The preparation of these financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its consolidated financial statements.

Basis of Consolidation
The consolidated financial statements include the financial statements of the Company, its subsidiaries and consolidated VIEs. All significant inter-company balances and transactions have been eliminated upon consolidation.

A subsidiary is an entity in which (i) the Company directly or indirectly controls more than 50% of the voting power; or (ii) the Company has the power to appoint or remove the majority of the members of the board of directors or to cast a majority of votes at the meeting of the board of directors or to govern the financial and operating policies of the investee pursuant to a statute or under an agreement among the shareholders or equity holders.

VIE Consolidation
The Company’s VIEs are wholly owned by Mr. Zonghua Chen and Ms. Xiaomei Xiong as nominee shareholders. For the consolidated VIEs, management made evaluations of the relationships between the Company and the VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Company controls the shareholders’ voting interests in these VIEs. As a result of such evaluation, management concluded that the Company is the primary beneficiary of its consolidated VIEs.

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

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANICAL STATEMENTS
For the years ended December 31, 2017 and 2016
(In U.S. dollars)

The following financial information of the Company’s consolidated VIEs (including subsidiary of VIEs) is included in the accompanying consolidated financial statements:

	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$163,083	$264,761
Short-term investments	-	100,908
Accounts receivable, net	30,064	37,159
Prepayments and other receivables	163,498	283,135
Amounts due from related parties	-	98,681
Total current assets	356,645	784,644

NON-CURRENT ASSETS
Long term rental deposit	38,538	-
Property, plant and equipment, net	11,190	6,288
Intangible assets, net	36,747	19,580
Total non-current assets	86,475	25,868

TOTAL ASSETS	$443,120	$810,512

CURRENT LIABILITIES
Accounts payable	40,757	37,859
Accruals and other payables	60,041	91,068
Income tax payable	694	2,672
Amounts due to Qianhai Porter	575,602	-
Amounts due to shareholders of the Company	949,493	-
Amounts due to related parties	1,411,547	1,878,813
TOTAL LIABILITIES	$3,038,134	$2,010,412

	2017	2016

Net revenue	$1,689,768	$43,221
Net loss	$1,087,334	$187,782

	2017	2016

Net cash used in operating activities	$(1,026,167)	$(246,842)
Net cash provided by (used in) investing activities	176,752	(158,759)
Net cash provided by financing activities	735,218	671,642

Revenue Recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. The recognition of revenues involves certain management judgments. The amount and timing of the revenues could be materially different for any period if management made different judgments or utilized different estimates.

The Company via Porter Consulting earns commissions of $333,353 and $37,748 for the years ended December 31, 2017 and 2016, respectively, primarily from a third-party payment service provider when China UnionPay card transactions are completed and settled. Revenue related to commissions is recognized in the income statement at the time when the underlying transaction is completed.

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANICAL STATEMENTS
For the years ended December 31, 2017 and 2016
(In U.S. dollars)

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

Service income from organizing and delivering an event and forum to the Company’s merchant clients, totaled $1,315,721 and $0 for the years ended December 31, 2017 and 2016, respectively, is recognized when the service is performed.

Other service income is earned when services have been rendered.

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

The Company’s deferred tax assets relate to ULNV’s net operating losses in the U.S. and net operating losses and temporary differences between accounting basis and tax basis for its China-based subsidiaries and VIEs, which are subject to corporate income tax in the PRC under the PRC Corporate Income Tax Law (the “CIT Law”).

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or its withholding agent. The statute of limitations extends to five years under special circumstances, which are not clearly defined. In the case of a related party transaction, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion.

Foreign Currency and Foreign Currency Translation
The functional currency of the Company and PGL is the United States dollar (“US dollar”). The functional currency of the PPBGL is the Hong Kong dollar. The Company’s subsidiary and VIEs with operations in PRC uses the local currency, the Chinese Yuan (“RMB”), as their functional currencies. An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements.

Foreign currency transactions denominated in currencies other than the functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Gains and losses resulting from foreign currency re-measurement are included in the statements of comprehensive loss.

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANICAL STATEMENTS
For the years ended December 31, 2017 and 2016
(In U.S. dollars)

The financial statements are presented in U.S. dollars. Assets and liabilities are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average of the exchange rates in effect during the reporting period. Stockholders’ equity accounts are translated using the historical exchange rates at the date the entry to stockholders’ equity was recorded, except for the change in retained earnings during the period, which is translated using the historical exchange rates used to translate each period’s income statement. Differences resulting from translating functional currencies to the reporting currency are recorded in accumulated other comprehensive income in the balance sheets.

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2017	RMB6.53420 to $1
December 31, 2016	RMB6.93700 to $1

Income statement and cash flows items
For the year ended December 31, 2017	RMB6.75181 to $1
For the year ended December 31, 2016	RMB6.64226 to $1

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and at banks and highly liquid investments, which are unrestricted from withdrawal or use, and which have original maturities of three months or less when purchased.

Short-term Investments
For investments in financial instruments with a variable interest rate indexed to the performance of underlying assets, the Company elected the fair value method at the date of initial recognition and carried these investments subsequently at fair value. Changes in fair values are reflected in the consolidated statements of comprehensive income. They are carried at fair value at reporting date using significant unobservable inputs (level 3).

Accounts Receivable, Net
The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. The Company makes estimations of the collectability of accounts receivable. Many factors are considered in estimating the general allowance, including reviewing delinquent accounts receivable, performing an aging analysis and a customer credit analysis, and analyzing historical bad debt records and current economic trends.

Long-Lived Assets
Long-lived assets consist primarily of property, plant and equipment and intangible assets.

Property, plant and equipment
Property, plant and equipment are recorded at cost less accumulated depreciation and accumulated impairment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Estimated useful lives (years)
Office and computer equipment	3

Expenditure for maintenance and repairs is expensed as incurred.

The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in general and administrative expenses in the consolidated statements of comprehensive loss.

Intangible Assets
Intangible assets mainly comprise domain names and trademarks. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets o is computed using the straight-line method over their estimated useful lives.

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANICAL STATEMENTS
For the years ended December 31, 2017 and 2016
(In U.S. dollars)

The estimated useful lives of the Company’s intangible assets are listed below:

Estimated useful lives (years)
Domain names and trademarks	10

Impairment of Long-lived Assets
In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of December 31, 2017 and 2016.

Net loss per share of common stock
The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

	2017		2016
Net loss	$(1,508,658)		(213,589)

Weighted average number of common shares outstanding - basic and diluted	494,411,370		8,110,000

Basic and diluted loss per share	$0.00	*	$0.03

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

Level 1 – observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – include other inputs that are directly or indirectly observable in the market place.

Level 3 – unobservable inputs which are supported by little or no market activity.

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANICAL STATEMENTS
For the years ended December 31, 2017 and 2016
(In U.S. dollars)

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

As of December 31, 2017 and 2016, the Company’s investments in financial instruments were $0 and $100,908, respectively. The investments were issued by commercial banks in China, and have a variable interest rate indexed to performance of underlying assets. Since these investments have no pre-determined period of maturity, they are classified as short-term investments.

Gain on short-term investments was $7,865 and nil for the years ended December 31, 2017 and 2016, respectively. Gain on short-term investments was included in other income (expense) in the accompanying consolidated statements of operations.

Recently issued accounting pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, ‘‘Revenue from Contracts with Customers (Topic 606).’’ This guidance supersedes current guidance on revenue recognition in Topic 605, ‘‘Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company will apply the new revenue standard beginning January 1, 2018. Based on management’s assessment of the application of this guidance, the Company does not expect a material impact on amounts reported and disclosures made in the Company’s consolidated financial statements.

On January 5, 2016, the FASB issued ASU No. 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value, with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect this standard to have a material impact on its consolidated financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. Management is currently assessing the potential impact of adopting this standard on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not expect this standard to have a material impact on its consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANICAL STATEMENTS
For the years ended December 31, 2017 and 2016
(In U.S. dollars)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect this standard to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Company does not expect this standard to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. The Company does not expect this standard to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect this standard to have a material impact on its consolidated financial statements.

3.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	2017	2016

Prepaid expenses for event and forum	$-	$122,531
Prepaid office rental	38,538	-
Prepaid operating expenses	22,399	2,016
Prepaid service expenses	78,352	145,731
Advances to employees	16,624	11,585
Others	7,939	1,272
	$163,852	$283,135

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	2017	2016

Office and computer equipment	$128,870	$115,699
Less: Accumulated depreciation	(117,680)	(109,411)
	$11,190	$6,288

Depreciation expenses charged to the statements of operations for the years ended December 31, 2017 and 2016 were $1,475 and $403, respectively.

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANICAL STATEMENTS
For the years ended December 31, 2017 and 2016
(In U.S. dollars)

5.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	2017	2016

Domain names and trademarks	$42,354	$22,520
Less: Accumulated depreciation	(5,607)	(2,940)
	$36,747	$19,580

Amortization charged to the statements of operations for the years ended December 31, 2017 and 2016 were $2,402 and $2,647, respectively.

6.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	2017	2016

Salary payables	$66,907	$49,053
Accrued professional fees	53,965	25,000
VAT payables	1,596	-
Advance from employee	51,190	-
Others	12,729	42,014
	$186,387	$116,067

The advance from employee is interest-free, unsecured and repayable on demand.

7.	BALANCES WITH RELATED PARTIES

	Note	2017	2016

Due from related companies
Shenzhen Haixin Porter Enterprise Service Platform Management Co., Ltd	(a)	$-	$95,812
Shenzhen Wisdom Business Alliance Industry Fund Enterprises (Limited Partnership)		-	1,310
Shenzhen Wisdom Business Alliance Investment Management Limited		-	1,044
Shenzhen Porter City Fund Management Limited		-	515
		$-	$98,681

(a)	Ms. Xiaomei Xiong is a supervisor and a 51% shareholder of Shenzhen Haixin Porter Enterprise Service Platform Management Co., Ltd. The amount was fully repaid to the Company in 2017.

All the above balances are interest-free, unsecured and repayable on demand.

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANICAL STATEMENTS
For the years ended December 31, 2017 and 2016
(In U.S. dollars)

	Note	2017	2016
Due to related companies
Shenzhen Porter Holdings Limited	(b)	$1,215,354	$1,694,052
Liaoning Northeast Asia Porter City Investment Limited	(c)	196,193	213,632
		$1,411,547	$1,907,684

Due to shareholders
Mr. Zonghua Chen (the Company’s Chairman, Chief Executive Officer, Chief Financial Officer and President)		$859,924	$-
Mr. Zongjian Chen (brother of Mr Zongjian Chen)		104,152	-
		$964,076	$-

(b)	Mr. Zongjian Chen is the Chairman and 60% shareholder of Shenzhen Porter Holdings Limited
(c)	Mr. Zonghua Chen is a supervisor and Mr. Zongjian Chen a 45% shareholder of Liaoning Northeast Asia Porter City Investment Limited

All the above balances are interest-free and unsecured. These related companies and shareholders have agreed not to demand repayment until the Company is financially capable to do so.

Related party transactions

On October 1, 2017, Portercity transferred a domain name to Shenzhen Porter Holdings Limited at a cash consideration of $10,190, and recorded a gain of $9,888 (2016: nil)  in other income for the year ended December 31, 2017.

On December 19, 2017, Shenzhen Porter Holdings Limited transferred four trademarks to Portercity at a cash consideration of $17,773.

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

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state statutory tax rates up to 34% and 0%, respectively. No provision for income taxes in the United States has been made as the Company had no taxable income for the years ended December 31, 2017 and 2016.

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANICAL STATEMENTS
For the years ended December 31, 2017 and 2016
(In U.S. dollars)

PGL is registered as an international business company and is exempted from corporation tax in Seychelles.

PPBGL is subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong and accordingly no provision for Hong Kong profits tax was made in this period.

PRC Tax

The Company’s subsidiary and consolidated VIEs in China are subject to corporate income tax (“CIT”) at 25% for the years ended December 31, 2017 and 2016.

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

Small and low-profit enterprises with a taxable income not exceeding RMB200,000 are allowed to pay corporate income tax at the rate of 20 percent on only 50 percent of their taxable income. Specifically, if a small low-profit enterprise prepays CIT based on its actual profit for the current year, and the accumulative actual profit at the time of making the prepayment is less than RMB200,000, it is entitled to the Halved Tax Policy; and if such accumulative actual profit exceeds RMB 200,000, the enterprise is no longer entitled to the Halved Tax Policy. If the small low-profit enterprise prepays CIT for the current year based on the quarterly (or monthly) average of the taxable income for the previous year, it is entitled to the Halved Rate Policy.

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

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANICAL STATEMENTS
For the years ended December 31, 2017 and 2016
(In U.S. dollars)

A reconciliation of the income tax expense determined at the statutory income tax rate of 34% to the Company’s income taxes is as follows:
	2017	2016
Loss before income taxes	$(1,508,802)	$(210,854)
United States statutory income tax rate	34%	34%
Income tax credit computed at statutory corporate income tax rate	(512,993)	(71,690)
Reconciling items:
Effect of different tax jurisdictions	135,778	(438)
Non-deductible expenses	83,808	111,767
Effect of tax exemption granted to Porter Consulting	2,193	(36,904)
Provisional re-measurement of deferred taxes – TCJ Act	21	-
Change in valuation allowance	291,049	-
Income tax (credit) expense	$(144)	$2,735

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2017 and 2016 are presented below

	December 31,
	2017	2016

Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$35	$-
- PRC	291,014	-
	291,049	-
Less: Valuation allowance	(291,049)	-
	$-	$-

Tax Cuts and Jobs Act (“TCJ Act”)
During the fourth quarter of 2017, the TCJ Act was enacted in the United States. Among its many provisions, the TCJ Act imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. The Company is required to re-measure its deferred tax assets and liabilities to the new, lower U.S. corporate income tax rate, effective January 1, 2018. The effect of the remeasurement was recorded in the fourth quarter of 2017, consistent with the enactment date of the TCJ Act, and reflected in the provision for income taxes.

As of December 31, 2017 and 2016, the Company had net operating loss carry forwards of $165 and $nil, respectively, that may be available to reduce future years’ taxable income in varying amounts through 2037.  As of December 31, 2017, the Company’s subsidiary and VIEs in China had net operating loss carry forwards of $1,164,055, which will expire in various years through 2022.

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANICAL STATEMENTS
For the years ended December 31, 2017 and 2016
(In U.S. dollars)

As of December 31, 2016, and the Company’s subsidiaries and VIEs had no net operating loss carry forwards.

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

The Company’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the years ended December 31, 2017 and 2016, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $23,578 and $1,100, respectively, to these funds.

12.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of December 31, 2017, Company did not have any capital commitments.

Lease Commitments

On November 27, 2017, the Company has entered into a lease for office space located in Shenzhen, China for the period from December 1, 2017 to February 28, 2023, at RMB125,906 ($19,269) per month, with a rent free period from December 1, 2017 to February 28, 2018.

The total future minimum lease payments under the non-cancellable operating lease with respect to the office as of December 31, 2017 are payable as follows:

12 months ending December 31,
2018	$154,150
2019	231,226
2020	231,226
2021	231,226
2022	231,226
Thereafter	38,537
Total	$1,117,591

Rental expense of the Company was $70,273 and $1,342 for the years ended December 31 2017 and 2016, respectively.

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANICAL STATEMENTS
For the years ended December 31, 2017 and 2016
(In U.S. dollars)

13.	CONCENTRATIONS AND CREDIT RISK

(a) Concentrations

In the years ended December 31, 2017, 3 customers each accounted for 42%, 17% and 10% of the Company’s revenues, respectively. No other customer accounts for more than 10% of 2017 revenue. As of December 31, 2017, a customer accounted for 91% of the Company’s accounts receivable.

In 2016, the Company has only one customer who accounted for all of its 2016 revenues and 97% of its accounts receivable as of December 31, 2016.

(b) Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2017 and 2016, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

14.	SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to December 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The disclosure required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, in a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2017.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2017 due to the material weaknesses in our internal control over financial reporting, which are described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2017, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting has been identified:

(1) We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

(2) We did not maintain appropriate cash controls – As of December 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

(3) We did not implement appropriate information technology controls – As of December 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our financial statements as of and for the year ended December 31, 2017 to contain a material misstatement.

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On November 27, 2017, our VIE, Portercity, entered into a lease agreement (the “Lease Agreement”) with Beijing Na Sheng Hong Sale and Service Center, pursuant to which Portercity leased approximately 1,678.75 square meters of space located at 36th Floor, Shenzhen Development Center, #2010, Renmin South Road, Luohu District, Shenzhen, Guangdong, China, 518001, for executive and general office use.  The Lease Agreement provides for a term of approximately five years and three months, commencing on December 1, 2017 and ending on February 28, 2023, which Portercity may request to extend by providing a notice at least three months prior to the expiration of the term.  On the same date, the parties of the Lease Agreement also entered into a Supplemental Lease Agreement to supplement the Lease Agreement.

The Lease Agreement and the Supplemental Lease Agreement provide for monthly rent payments of RMB125,906.25 (approximately $19,910) subsequent to the first three months of the term, which are provided rent-free.  Pursuant to the Lease Agreement and the Supplemental Lease Agreement, Portercity has posted a security deposit in the amount of RMB 100,000 (approximately $15,814), which will be returned to Portercity after the expiration of the Lease Agreement if no event of default has occurred during the term.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Lease Agreement and the Supplemental Lease Agreement, an English translation copy of each was filed as Exhibit 10.8 and Exhibit 10.9, respectively, to this annual report.

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Zonghua Chen	42	Chairman, Chief Executive Officer, President and Chief Financial Officer
Jun Chen	39	Director
Maozi Cong	65	Director

Zonghua Chen.  Mr. Zonghua Chen has served as a member of our board of directors and as our Chairman, Chief Executive Officer, Chief Financial Officer and President since December 19, 2016.  He has served as general manager, corporate representative and executive director at Shenzhen Portercity Investment Co. Ltd. since May 2013, with responsibilities including site selection and promotion of “Porter City - O2O Industry and Trade Financial Platform” project. From September 2010 to April 2013, Mr. Chen served as executive general manager in Shenzhen Porter Warehouse E-commerce Co., Ltd., with responsibilities including the development of the O2O (online to offline) business model. Mr. Chen holds a College Diploma in Accounting from Shenzhen University and a Postgraduate Diploma in Economics from Guangdong Academy of Social Sciences.

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

Board Composition

The board of directors is currently composed of three members, Mr. Zonghua Chen, Mr. June Chen and Mr. Maozi Cong. All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

We currently do not have standing audit, nominating or compensation committees. Our entire board of directors handles the functions that would otherwise be handled by each of the committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our salary and benefit policies (including stock options), including compensation of executive officers.

None of our directors is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, and addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.  A copy of the Code of Ethics and Business Conduct has been filed as Exhibit 14.1 to our Current Report on Form 8-K filed on April 7, 2017 and is hereby incorporated by reference into this annual report.  During the fiscal year ended December 31, 2017, there were no amendments to or waivers of our Code of Ethics and Business Conduct. If we effect an amendment to, or waiver from, a provision of our Code of Business Ethics and Conduct, we intend to satisfy our disclosure requirements by describing such amendment or waiver via a current report on Form 8-K.

Section 16(A) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table - Fiscal Years Ended December 31, 2017 and 2016

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.  No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zonghua Chen, CEO(1)(2)	2017	44,611	—	—	—	—	—	—	44,611
	2016	3,764	—	—	—	—	—	—	3,764
Jun Chen, Former CEO(1)(3)	2017	—	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—	—
Roman Ehlert, Former CEO(4)	2017	—	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—	—

(1) On April 7, 2017, we acquired PGL in a reverse acquisition transaction that was structured as a share exchange.  The annual, long term and other compensation shown in this table include the amounts that these officers received from PGL and/or its subsidiaries and VIEs prior to the consummation of the reverse acquisition.
(2) Mr. Zonghua Chen has served as our Chief Executive Officer since December 19, 2016.
(3) Mr. Jun Chen served as our Chief Executive Officer from October 28, 2016 until December 19, 2016.
(4) Mr. Ehlert served as our Chief Executive Officer from our inception on September 5, 2013 until October 28, 2016.

Employment Agreements

All of our executive officers have executed our standard employment agreement. Our employment agreements with our executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus.  Our VIE, Portercity, entered into an employment agreement with Mr. Zonghua Chen, on May 1, 2013, under which Mr. Chen was employed as the company’s general manager without a fixed term of employment.  Mr. Chen receives a monthly salary of RMB 25,000 (approximately $4,000) under the employment agreement.  He is also subject to customary confidentiality covenants under the employment agreement.

Outstanding Equity Awards at Fiscal Year End

No unexercised options, stock that has not vested or outstanding equity incentive plan awards were held by any of our named executive officers at December 31, 2017.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 23, 2018 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the officers and directors set forth below is in care of the Company, 1609, Feng Rui Ge, Fenghu Building, Buji, Luohu, Shenzhen, Guangdong, China 518000.  The registered address of each of the 5% shareholders (other than officers and directors) set forth below is Second Floor, The Quadrant, Manglier Street, Victoria, Mahe, 999126 Seychelles.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Zonghua Chen, Chairman, CEO, President and CFO	Common Stock	30,000,000	5.9%
Jun Chen, Director	Common Stock	2,000,000	*
Maozi Cong, Director	Common Stock	15,673,300	3.1%
All officers and directors as a group (3 persons named above)	Common Stock	47,673,300	9.4%

Softsilver Investment Co., Ltd. (3)	Common Stock	28,000,000	5.5%
Power of Oriental Invest Limited(4)	Common Stock	34,000,000	6.7%
Huatai International Limited (5)	Common Stock	40,000,000	7.9%
Zongjian Chen	Common Stock	30,000,000	5.9%
Porter Investment Limited (6)	Common Stock	230,000,000	45.3%
The Unite Youbang Limited (7)	Common Stock	48,000,000	9.4%
Enbang Fortune Limited (8)	Common Stock	45,000,000	8.9%

* Less than 1%
(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)
A total of 508,110,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 23, 2018.  For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

Changes in Control

In January 2017, we issued 500,000,000 shares to the shareholders of PGL pursuant to the Purchase Agreement.  All of the shares were held in escrow and deemed to be in the full control of the Company.  Upon the closing, these shares were delivered out of escrow to the shareholders of PGL, which constituted a change in control of the Company.

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

•
On December 16, 2016, we entered into a share purchase agreement (the “Purchase Agreement”) with Porter Group Limited, a Republic of Seychelles company (“PGL”), and shareholders holding all issued and outstanding shares of PGL (the “PGL Shareholders”), pursuant to which the Company has agreed to acquire all issued and outstanding shares of PGL.  Pursuant to the terms of the Purchase Agreement, the Company issued 500,000,000 shares of the Company’s common stock to the PGL Shareholders, among which, 30,000,000 shares were issued to our Chief Executive Officer, President and Chairman, Mr. Zonghua Chen, 15,000,000 shares issued to our director, Mr. Maozi Cong, and 2,000,000 shares issued to our director, Mr. Jun Chen. Execution of the Purchase Agreement is the first stage of the planned acquisition.

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

Independent Auditors’ Fees

The following table represents fees billed for each of the last two fiscal years for professional audit services rendered by our independent registered public accounting firms:

	2017	2016

Audit fees(1)	$71,500	$25,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$71,500	$25,000

(1)
“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by our auditors for our financial statements as of and for the year ended December 31, 2017.

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

Report of Centurion ZD CPA Limited, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017 and 2016
Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016
Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
2.1
Share Purchase Agreement, dated December 16, 2016, among the Company, Porter Group Limited and the shareholders of Porter Group Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 19, 2016)

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 10, 2017)
3.2	Amended and Restated Bylaws adopted on May 8, 2017(incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 10, 2017)
10.1
Commission Management and Consulting Services Agreement, by and among Qianhai Porter, Portercity and shareholders of Portercity, dated December 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2017)

10.2
Exclusive Right and Option to Purchase Agreement, by and among Qianhai Porter, Portercity and shareholders of Portercity, dated December 15, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 7, 2017)

10.3
Shareholders’ Voting Rights Proxy Agreement, by and among Qianhai Porter, Portercity and shareholders of Portercity, dated December 15, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 7, 2017)

10.4
Equity Interest Pledge Agreement, by and among Qianhai Porter, Portercity and shareholders of Portercity, dated December 15, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 7, 2017)

10.5	Form of Labor Contract (English translation) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 7, 2017)
10.6
Special Merchants Expansion Agreement of Union Pay Card (English translation), by and between Porter Consulting and China Payment Technology Co., Ltd., dated February 28, 2017 (incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 2 to Current Report on Form 8-K filed on May 23, 2017)

10.7
Product Agency Agreement (English translation), by and between Porter Consulting and Shenzhen Xinghua Tongfu Technology Co., Ltd., dated May 22, 2016 (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 2 to Current Report on Form 8-K filed on May 23, 2017)

10.8	Lease Agreement (English translation), by and between Portercity and Beijing Na Sheng Hong Sale and Service Center, dated November 27, 2017.
10.9	Supplemental Lease Agreement (English translation), by and between Portercity and Beijing Na Sheng Hong Sale and Service Center, dated November 27, 2017.
14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on April 7, 2017)
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on April 7, 2017)
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2018

PORTER HOLDING INTERNATIONAL, INC.

By:	/s/ Zonghua Chen
Zonghua Chen
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zonghua Chen	Chairman, President, Chief Executive Officer and Chief Financial Officer	March 30, 2018
Zonghua Chen	(Principal Executive Officer and Principal Financing and Accounting Officer)

/s/ Jun Chen	Director	March 30, 2018
Jun Chen

/s/ Maozi Cong	Director	March 30, 2018
Maozi Cong