Form 10-Q
period 2018-03-31
Porter Holding International, Inc.
filed 2018-05-14
CIK 1605810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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
(Address of principal executive offices, Zip Code)

+86-755-22230666
(Registrant’s telephone number, including area code)

_____________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	508,110,000

PORTER HOLDING INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

PORTER HOLDING INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

PORTER HOLDING INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In U.S. dollars)

	March 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$219,230	$240,072
Short-term investments	15,942	-
Accounts receivable, net of nil allowance for doubtful accounts	19,384	30,064
Prepayments and other receivables	105,755	163,852
Total current assets	360,311	433,988

NON-CURRENT ASSETS
Long-term rental deposits	40,145	38,538
Property, plant and equipment, net	49,272	11,190
Intangible assets, net	37,197	36,747
Total non-current assets	126,614	86,475

TOTAL ASSETS	$486,925	$520,463

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$35,690	$40,757
Accruals and other payables	223,653	186,387
Income tax payable	811	694
Amounts due to shareholders	2,787,453	964,076
Amounts due to related parties	-	1,411,547
Total current liabilities	3,047,607	2,603,461

TOTAL LIABILITIES	3,047,607	2,603,461

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share 250,000,000 shares authorized and nil shares issued as of March 31, 2018 and December 31, 2017	-	-
Common stock, par value $0.001 per share; 750,000,000 shares authorized, 508,110,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	508,110	508,110
Additional paid-in capital	400,561	400,561
Accumulated deficit	(3,421,040)	(3,033,438)
Accumulated other comprehensive (loss) income	(48,313)	41,769
Total stockholders’ deficit	(2,560,682)	(2,082,998)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$486,925	$520,463

The accompanying notes are an integral part of these condensed financial statements.

PORTER HOLDING INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)
 (In U.S. dollars)

	Three Months Ended March 31,
	2018	2017

REVENUE	$43,366	$136,966

COST OF REVENUE	(19,593)	(63,367)

GROSS PROFIT	23,773	73,599

OPERATING EXPENSES
General and administrative expenses	(411,344)	(392,257)
Total operating expenses	(411,344)	(392,257)

LOSS FROM OPERATIONS	(387,571)	(318,658)

OTHER INCOME (EXPENSE), NET
Other income (expense)	56	1,018
Total other income (expense), net	56	1,018

NET LOSS BEFORE TAXES	(387,515)	(317,640)

Income tax expense	(87)	(518)

NET LOSS	(387,602)	(318,158)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	(90,082)	12,149

TOTAL COMPREHENSIVE LOSS	$(477,684)	$(306,009)

Basic and diluted loss per share	$-	$-

Weighted average number of common shares outstanding - basic and diluted	508,110,000	452,554,444

The accompanying notes are an integral part of these condensed financial statements.

PORTER HOLDING INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (In U.S. dollars)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities
Net loss	$(387,602)	$(318,158)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,810	564
Changes in assets and liabilities
Accounts receivable	11,782	(4,420)
Prepayments and other receivables	64,104	(973,613)
Accounts payable	(6,683)	(21,028)
Accruals and other payables	33,228	17,415
Income tax payable	87	-
Net cash used in operating activities	(282,274)	(1,299,240)

Cash flows from investing activities
Purchase of property, plant and equipment	(36,515)	(2,116)
Purchase of investments	(96,797)	(980,239)
Proceeds from disposal of investments	78,697	609,928
Repayment from related parties	-	90,168
Net cash used in investing activities	(54,615)	(282,259)

Cash flows from financing activities
Advances from related parties	1,308	1,288,106
Repayment to related parties	(1,452,992)	(253,759)
Advances from shareholders	1,761,118	375,241
Net cash provided by financing activities	309,434	1,409,588

Effect of exchange rates on cash	6,613	5,882

Net decrease in cash and cash equivalents	(20,842)	(166,029)

Cash and cash equivalents at beginning of period	240,072	1,018,313

Cash and cash equivalents at end of period	$219,230	$852,284

Supplemental of cash flow information
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$1,311

The accompanying notes are an integral part of these condensed financial statements.

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
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

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
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

The Company completed the following transactions:

1.
The formation of PGL, a Seychelles holding company, was completed in October 13, 2016. The share capital of the Company is $50,000 divided into 500,000,000 ordinary shares of $0.0001 par value each. On December 6, 2016, the authorized and issued capital of PGL increased to $725,000 divided into 7,250,000,000 shares with a par value of $0.0001 each.  PGL is owned and controlled by the same control group as PPBGL and Portercity, including Mr. Zonghua Chen and Mr. Maozi Cong.

2.
On November 29, 2016, Mr. Zongjian Chen, the sole shareholder of PPBGL, transferred 100% of the outstanding shares of PPBGL to PGL. The Share Transfer has been accounted for as a common control transaction. Other than its 100% ownership of PPBGL, PGL has no significant assets and no other business operations.

Organization and reorganization

PPBGL was incorporated in Hong Kong on September 21, 2016 as a company with limited liability as an investment holding company. Upon incorporation, PPBGL issued 1 ordinary share at HK$1. Also on September 21, 2016, an additional 9,999 ordinary shares were issued, and Mr. Zongjian Chen held all the 10,000 ordinary shares of PPBGL on behalf of the original investors of Portercity. At this time, PPBGL was controlled by Mr. Zongjian Chen and other investors had no significant assets or business operations.

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

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
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

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
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

The interim condensed consolidated financial information as of March 31, 2018 and for the three month periods ended March 31, 2018 and 2017 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, previously filed with the SEC on March 30, 2018.

In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.
Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses resulting in an accumulated deficit of $3,421,040 as of March 31, 2018, and it currently has net working capital deficit of $2,687,296. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all.

These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
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

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(Unaudited)
 (In U.S. dollars)

The following financial information of the Company’s consolidated VIEs (including subsidiary of VIEs) is included in the accompanying consolidated financial statements:

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$151,612	$163,083
Short-term investments	15,942	-
Accounts receivable, net	19,384	30,064
Prepayments and other receivables	105,388	163,498
Total current assets	292,326	356,645

NON-CURRENT ASSETS
Long term rental deposit	40,145	38,538
Property, plant and equipment, net	46,958	11,190
Intangible assets, net	37,197	36,747
Total non-current assets	124,300	86,475

TOTAL ASSETS	$416,626	$443,120

CURRENT LIABILITIES
Accounts payable	35,690	40,757
Accruals and other payables	133,372	60,041
Taxation payable	811	694
Amount due to Qianhai Porter	279,777	570,837
Amounts due to shareholders of the Company	2,772,934	756,662
Amounts due to related parties	-	1,411,547
TOTAL LIABILITIES	$3,222,584	$2,840,538

	Three months ended March 31,
	2018	2017

Net revenue	$43,366	$136,966
Net loss	$304,628	$283,097

	Three months ended March 31,
	2018	2017

Net cash used in operating activities	$(162,678)	$(1,268,560)
Net cash used in investing activities	(52,254)	(277,750)
Net cash provided by financing activities	196,892	1,399,586

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(Unaudited)
 (In U.S. dollars)

Revenue Recognition

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation.

Revenues are recognized when control of the promised goods or services is transferred to our customers, which may occur at a point in time or over time depending on the terms and conditions of the agreement, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The Company via Porter Consulting earns commissions of $40,965 and $106,352 for the three months ended March 31, 2018 and 2017, respectively, primarily from a third-party payment service provider when China UnionPay card transactions are completed and settled.

The third-party payment provider is a China UnionPay card acquiring institution and earns processing fees from China UnionPay card transactions. The Company’s performance obligation is to promote, via Porter Consulting, the payment service of the third-party payment service provider to merchants in Shenzhen, for which the Company shares a portion of the processing fees earned by the third-party payment service provider from China UnionPay, as commission.

Service income from organizing and delivering an event and forum to the Company’s merchant clients, totaled $nil and $28,198 for the three months ended March 31, 2018 and 2017, respectively, is recognized when the service is performed.

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

	Three Months Ended March 31,
	2018	2017

Net loss	$(387,602)	$(318,158)

Weighted average number of common shares outstanding - basic and diluted	508,110,000	452,554,444

Basic and diluted loss per share*	$-	$-
* Less than $0.01 per share

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(Unaudited)
 (In U.S. dollars)

Segments

The Company evaluates a reporting unit by first identifying its operating segments, and then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meets the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company has one reportable segment in the periods presented (see note 9).

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

In accordance with ASC 825, for investments in financial instruments with a variable interest rate indexed to performance of underlying assets, the Company elected the fair value method at the date of initial recognition and carried these investments at fair value. Changes in the fair value are reflected in the accompanying condensed consolidated statements of operations and comprehensive loss as other income (expense). To estimate fair value, the Company refers to the quoted rate of return provided by banks at the end of each period using the discounted cash flow method. The Company classifies the valuation techniques that use these inputs as Level 2 of fair value measurements.

As of March 31, 2018 and December 31, 2017, the Company’s investments in financial instruments were $15,942 and $nil, respectively. The investments were issued by commercial banks in China, and have a variable interest rate indexed to performance of underlying assets. Since these investments have no pre-determined period of maturity, they are classified as short-term investments.

Gain on short-term investments for the three months ended March 31, 2018 and 2017 was $414 and $2,048, respectively, and was included in other income (expense) in the accompanying condensed consolidated statements of operations and comprehensive loss.

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(Unaudited)
(In U.S. dollars)

Recently issued accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of adoption of this ASU on the consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance supersedes current guidance on revenue recognition in Topic 605, ‘‘Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards). The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as its revenues continue to be recognized when the customer takes control of its services. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its service revenues, no adjustment to accumulated deficit was required upon adoption.

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(Unaudited)
 (In U.S. dollars)

3.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	March 31,	December 31,
	2018	2017

Prepaid office rental	$-	$38,538
Prepaid operating expenses	21,646	22,399
Prepaid service expenses	60,693	78,352
Staff advances	16,543	16,624
Others	6,873	7,939
	$105,755	$163,852

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31,	December 31,
	2018	2017

Office and computer equipment	$173,622	$128,870
Less: Accumulated depreciation	(124,350)	(117,680)
	$49,272	$11,190

Depreciation expenses charged to the statements of operations for the three months ended March, 2018 and 2017 were $1,740 and $239, respectively.

5.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	March 31,	December 31,
	2018	2017

Domain names and trademarks	$44,120	$42,354
Less: Accumulated amortization	(6,923)	(5,607)
	$37,197	$36,747

Amortization charged to the statements of operations for the three months ended March 31, 2018 and 2017 were $1,070 and $325, respectively.

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(Unaudited)
 (In U.S. dollars)

6.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	March 31,	December 31,
	2018	2017

Salary payables	$73,525	$66,907
Accrued professional fees	19,279	53,965
VAT payables	32	1,596
Advance from employee	50,966	51,190
Customer deposits	51,016	-
Others	28,835	12,729
	$223,653	$186,387

The advance from employee is interest-free, unsecured and repayable on demand.

7.	BALANCES WITH RELATED PARTIES

		March 31,	December 31,
	Note	2018	2017

Due to related companies
Shenzhen Porter Holdings Limited	(a)	$-	$1,215,354
Liaoning Northeast Asia Porter City Investment Limited	(b)	-	196,193
		$-	$1,411,547
Due to shareholders
Mr. Zongjian Chen		$139,708	$859,924
Mr. Zonghua Chen		2,647,745	104,152
		$2,787,453	$964,076

(a)	Mr. Zongjian Chen is the Chairman and 40% shareholder of Shenzhen Porter Holdings Limited
(b)	Mr. Zonghua Chen is a supervisor and Mr. Zongjian Chen is a 45% shareholder of Liaoning Northeast Asia Porter City Investment Limited

All the above balances are interest-free and unsecured. These related companies and shareholders have agreed not to demand repayment until the Company is financially capable to do so.

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(Unaudited)
 (In U.S. dollars)

8.	INCOME TAXES

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the three months ended March 31, 2018 and 2017.

PGL is registered as an international business company and is exempted from corporation tax in Seychelles.

PPBGL is subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong and accordingly no provision for Hong Kong profits tax was made in this period.

PRC Tax

The Company’s subsidiary and consolidated VIEs in China are subject to corporate income tax (“CIT”) at 25% for the years ended December 31, 2018 and 2017.

The Ministry of Finance (“MOF”) and State Administration of Taxation (“SAT”) on 9 June 2017 jointly issued Cai Shui [2017] No. 43. This clarified that from 1 January 2017 to 31 December 2019, eligible small enterprises whose taxable income falls under RMB500,000 (previously RMB300,000), may pay CIT on 50% of their whole income at a rate of 20% (i.e., effective rate is 10%).

Separately, the SAT on the same day issued Announcement [2017] No. 23 (“Announcement No. 23”) further clarifying CIT collection matters:

•	Eligible small enterprise, no matter whether they are subject to CIT on an accounts assessment basis or on a deemed income basis, are entitled to enjoy this preferential CIT treatment.

•
Eligible small enterprises may enjoy this preferential tax treatment just by completing the relevant information in the tax filing form when they prepay CIT and perform CIT annual filing. No special record is required.

•
Announcement No. 23 clarifies that small enterprises shall prepay CIT on a quarterly basis. It also provides clarifications on how to apply this preferential CIT treatment in relation to small enterprise CIT prepayments in the following situations:

–	A small enterprise subject to CIT on an accounts assessment basis, or on a fixed rate basis, or on a fixed amount basis;

–	An enterprise which was not qualified for small enterprise treatment in the prior tax year but which expects to be qualified in the current tax year;

–	An enterprise which is newly set up in the current year and expects to be qualified for small enterprise treatment in the same year.

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(Unaudited)
 (In U.S. dollars)

•
Where a small enterprise has claimed the incentives at the time of prepayment, but is not qualified for small enterprise when performing CIT annual filing, the enterprise shall make a retroactive tax payment.

Porter Consulting enjoyed the above preferential policy on its profits in fiscals 2018 and 2019.

A reconciliation of the income tax expense determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three Months Ended March 31,
	2018	2017
Loss before income taxes	$(387,515)	$(317,640)
United States statutory income tax rate	21%	34%
Income tax credit computed at statutory corporate income tax rate	(81,378)	(107,998)
Reconciling items:
Effect of different tax jurisdictions	(17,033)	28,590
Non-deductible expenses	38,686	16,956
Change in valuation allowance	56,567	63,771
Effect of tax exemption granted to Porter Consulting	3,245	(801)
Income tax expense	$87	$518

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of March 31, 2018 and December 31, 2017 are presented below

	March 31,	December 31,
	2018	2017

Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$35	$35
- PRC	347,581	291,014
	347,616	291,049
Less: Valuation allowance	(347,616)	(291,049)
	$-	$-

As of March 31, 2018 and December 31, 2017, the Company had net operating loss carry forwards of $165 that may be available to reduce future years’ taxable income in varying amounts through 2037.  As of March 31, 2018 and December 31, 2017, the Company’s subsidiary and VIEs in China had net operating loss carry forwards of $1,390,324 and $1,164,055, respectively, which will expire in various years through 2023.

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(Unaudited)
 (In U.S. dollars)

9.	SEGMENT INFORMATION

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

The Company primarily operates in the PRC. Substantially all the Company’s long-lived assets are located in the PRC.

10.	CHINA CONTRIBUTION PLAN

The Company’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the three months ended March 31, 2018 and 2017, the Group’s China based subsidiaries and consolidated VIEs contributed a total of $10,029 and $7,409, respectively, to these funds.

11.	COMMITMENTS AND CONTINGENCIES

Capital Commitments
As of March 31, 2018, Company did not have any capital commitments.

Lease Commitments
On November 27, 2017, the Company has entered into a lease for office space located in Shenzhen, China for the period from December 1, 2017 to February 28, 2023, at RMB125,906 ($20,072) per month, with a rent free period from December 1, 2017 to February 28, 2018.

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory, as well as hardware trading platform as of March 31, 2018 are payable as follows:

12 months ending March 31,
2019	$240,869
2020	240,869
2021	240,869
2022	240,869
2023	220,797
Thereafter	-
Total	$1,184,273

Rental expense of the Company was $56,619 and $Nil for the three month ended March 31, 2018 and 2017, respectively.

PORTER HOLDING INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(Unaudited)
 (In U.S. dollars)

12.	CONCENTRATIONS AND CREDIT RISK

(a)	Concentrations
In the three months ended March 31, 2018, one customer accounted for 89.4% of the Company’s revenues. No other customer accounts for more than 10% of the Company’s revenue in the three months ended March 31, 2018. In the three months ended March 31, 2017, the Company had only two customers who accounted for 79.4% and 20.6% of its revenues, respectively.

As of March 31, 2018 and December 31, 2017, one customer accounted for 91% of the Company’s accounts receivable.

(b)	Credit risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2018 and December 31, 2017, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

13.	SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to March 31, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in our Annual Report on Form 10-K filed on March 30, 2018, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

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

Specifically, we are currently developing plans to provide following core products and services to our customers:

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

In addition, starting late 2018, on a fixed monthly fee basis, we plan to provide value-added services to our merchant members through www.pt37.com, such as online advertisement and brand promotion.   We also plan to provide commercial services to our strategic cooperative partners that intend to have physical presence at our offline product, Porter City.  According to the development demand and future goals of our customers, we will offer a series of services such as business planning, financial guidance, business matching and guidance for listing in the US.

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

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

The following table sets forth key components of our results of operations during the three months ended March 31, 2018 and 2017, both in dollars and as a percentage of our revenue.

	Three Months Ended March 31,
	2018		2017
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$43,366	100.00	$136,966	100.00
Cost of revenue	(19,593)	(45.18)	(63,367)	(46.26)
Gross profit	23,773	54.82	73,599	53.74
Operating expenses
General and administrative expenses	(411,344)	(948.54)	(392,257)	(286.39)
Loss from operations	(387,571)	(893.72)	(318,658)	(232.65)
Other income (expense)	56	0.13	1,018	0.74
Loss before income taxes	(387,515)	(893.59)	(317,640)	(231.91)
Income tax credit (expense)	(87)	(0.20)	(518)	(0.38)
Net loss	$(387,602)	(893.79)	$(318,158)	(232.29)

Revenue. Currently, through our VIE, Porter Consulting, we promote payment services of a third-party payment service provider to merchants in Shenzhen and in return share a portion of the processing fees earned by the third-party payment service provider as commission.  Our commission totaled $$43,366 for the three months ended March 31, 2018, compared to $108,768 for the same period last year.  During the three months ended March 31, 2018 and 2017, through Portercity we also earned service income of $0 and $28,198, respectively, from organizing and delivering events and forums to our merchant clients.

Cost of revenue.  Our cost of revenue includes mainly fees paid to our sales agents.  Our cost of revenue was $19,593 for the three months ended March 31, 2018, compared to $63,367 for the same period last year.

Gross profit and gross margin. Our gross profit was $23,773 for the three months ended March 31, 2018, compared to $73,599 for the same period last year. Gross profit as a percentage of revenue (gross margin) was 54.8% for the three months ended March 31, 2018, compared to 53.7% for the same quarter last year.

General and administrative expenses. Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations.  Our general and administrative expenses increased by $19,087 to $411,344 for the three months ended March 31, 2018, from $392,257 for the same period in 2017.

Net loss. As a result of the cumulative effect of the factors described above, our net loss increased by $69,444, to $387,602 for the three months ended March 31, 2018 from $318,158 for the same period in 2017.

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

Currently we spend approximately $150,000 per month for basic operations.   During the next 12 months, we expect to incur the same amount of expenses each month. However, as we work to expand our operations, we expect to incur significant research, marketing and development costs and expenses on our online service platforms that meet the constantly evolving industry standards and consumer demands. We will also need to hire additional employees in order to provide new services and accommodate new clients.

Liquidity and Capital Resources

Working Capital

	March 31, 2018	March 31, 2017
Current Assets	$360,311	$433,988
Current Liabilities	3,047,607	2,603,461
Working Capital Deficiency	$2,687,296	$2,169,473

As of March 31, 2018, we had cash and cash equivalents of $219,230. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred recurring losses from operations resulting in an accumulated deficit of $3,421,040 as of March 31, 2018, and we currently have net working capital deficit of $2,687,296. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. We may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. Our sources of capital in the past have included borrowings from our stockholders and related parties. While we believe that our existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and financing from our existing stockholders are adequate to support operations for at least the next 12 months.

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(282,274)	$(1,299,240)
Net cash used in investing activities	(54,615)	(282,259)
Net cash provided by financing activities	309,434	1,409,588
Effect of exchange rate changes on cash and cash equivalents	6,613	5,882
Net decrease in cash and cash equivalents	(20,842)	(166,029)
Cash and cash equivalents at the beginning of period	240,072	1,018,313
Cash and cash equivalents at the end of period	$219,230	$852,284

Operating Activities

Net cash used in operating activities was $282,274 for the three months ended March 31, 2018, as compared to $1,299,240 net cash used in operating activities for the three months ended March 31, 2017.   The net cash used in operating activities for the three months ended March 31, 2018 was mainly due to our net loss of $387,602, partially offset by a decrease in prepayments and other receivables of $64,104 and the increase in accruals and other payables of $33,228.

Investing Activities

Net cash used in investing activities was $54,615 for the three months ended March 31, 2018, as compared to $282,259 for the three months ended March 31, 2017. The cash used in investing activities was mainly attributable to net increase in short- term investments of $18,100 and purchase of property, plant and equipment of $36,515.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 was $309,434, as compared to $1,409,588 for the three months ended March 31, 2017.  During the three months ended March 31, 2018, we obtained advances of $1,761,118 from shareholders, and repaid $1,452,992 to related parties.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of March 31, 2018:

Contractual Obligations	Total		Less than 1 year		1-3 years		3-5 years		More than 5 years
	$		$		$		$		$
Amounts due to shareholders		2,787,453		2,787,453		—		—		—
Other payables		223,653		223,653		—		—		—
Leases		1,184,273		240,869		481,738		461,666		—
TOTAL		4,195,379		3,251,975		481,738		461,666		—

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

Capital Expenditures

We incurred capital expenditures of $36,515 and $2,116 in the three months ended March 31, 2018 and 2017, respectively.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

Our condensed consolidated financial information has been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. There have been no material changes to the critical accounting policies previously disclosed in our audited consolidated financial statements for the year ended December 31, 2017 included in the Annual Report on Form 10-K filed on March 30, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer.  Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2018 due to the following material weaknesses that our management identified in our internal control over financial reporting as of March 31, 2018:

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

2)
We did not maintain appropriate cash controls — As of March 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3)
We did not implement appropriate information technology controls – As of March 31, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our financial statements as of and for the period ended March 31, 2018 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2018

PORTER HOLDING INTERNATIONAL, INC.

By:	/s/ Zonghua Chen
Zonghua Chen
Chief Executive Officer and Chief Financial Officer