Form 10-Q
period 2018-06-30
Porter Holding International, Inc.
filed 2018-08-14
CIK 1605810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	508,110,000

PORTER HOLDING INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PORTER HOLDING INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Page Number

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In U.S. dollars)

	June 30, 2018	December 31, 2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$238,659	$240,072
Accounts receivable, net of nil allowance for doubtful accounts	316,307	30,064
Prepayments and other receivables	110,721	163,852
Total current assets	665,687	433,988

NON-CURRENT ASSETS
Long-term rental deposits	38,043	38,538
Property, plant and equipment, net	66,217	11,190
Intangible assets, net	34,223	36,747
Total non-current assets	138,483	86,475

TOTAL ASSETS	$804,170	$520,463

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$31,311	$40,757
Accruals and other payables	164,420	186,387
Deferred revenue	478,883	-
Income tax payable	533	694
Amounts due to shareholders	2,533,745	964,076
Amounts due to related parties	-	1,411,547
Total current liabilities	3,208,892	2,603,461

TOTAL LIABILITIES	3,208,892	2,603,461

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DECIFICT
Preferred stock, par value $0.001 per share 250,000,000 shares authorized and nil shares issued as of June 30, 2018 and December 31, 2017	-	-
Common stock, par value $0.001 per share; 750,000,000 shares authorized, 508,110,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	508,110	508,110
Additional paid-in capital	400,561	400,561
Accumulated deficit	(3,399,534)	(3,033,438)
Accumulated other comprehensive income	86,141	41,769
Total stockholders' deficit	(2,404,722)	(2,082,998)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$804,170	$520,463

The accompanying notes are an integral part of these condensed financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

REVENUE	$539,014	$1,347,760	$582,380	$1,484,726

COST OF REVENUE	(46,559)	(1,500,937)	(66,152)	(1,564,304)

GROSS PROFIT/(LOSS)	492,455	(153,177)	516,228	(79,578)

OPERATING EXPENSES
General and administrative expenses	(471,301)	(335,455)	(882,645)	(727,712)
Total operating expenses	(471,301)	(335,455)	(882,645)	(727,712)

PROFIT/(LOSS) FROM OPERATIONS	21,154	(488,632)	(366,417)	(807,290)

OTHER INCOME/(EXPENSE), NET
Other income/(expense)	105	(11,896)	161	(10,878)
Total other expense, net	105	(11,896)	161	(10,878)

NET PROFIT/(LOSS) BEFORE TAXES	21,259	(500,528)	(366,256)	(818,168)

Income tax benefit/(expense)	247	(308)	160	(826)

NET PROFIT/(LOSS)	21,506	(500,836)	(366,096)	(818,994)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	134,454	(21,281)	44,372	(9,132)

TOTAL COMPREHENSIVE INCOME/(LOSS)	$155,960	$(522,117)	$(321,724)	$(828,126)

Basic and diluted earnings/(loss) per share	$-	$-	$-	$-

Weighted average number of common shares outstanding- basic and diluted	508,110,000	508,110,000	508,110,000	480,485,691

The accompanying notes are an integral part of these condensed financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

 (In U.S. dollars)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities
Net loss	$(366,096)	$(818,994)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	7,315	1,685
Loss on disposal of property, plant and equipment	116	-
Changes in assets and liabilities
Accounts receivable	(298,512)	(343)
Prepayments and other receivables	3,594	133,791
Accounts payable	(59,514)	(19,456)
Accruals and other payables	1,462	28,102
Deferred revenue	475,979	-
Tax payable	(160)	-
Net cash used in operating activities	(235,816)	(675,215)

Cash flows from investing activities
Purchase of property, plant and equipment	(62,626)	(5,825)
Purchase of investments	(196,248)	(1,244,596)
Proceeds from disposal of investments	196,248	1,091,751
Repayment from related parties	-	94,948
Net cash used in investing activities	(62,626)	(63,722)

Cash flows from financing activities
Advances from related parties	101,334	-
Repayment to related parties	(1,449,397)	(286,716)
Advances from shareholders	1,643,895	704,424
Net cash provided by financing activities	295,832	417,708

Effect of exchange rates on cash	1,197	19,107

Net decrease in cash and cash equivalents	(1,413)	(302,122)

Cash and cash equivalents at beginning of period	240,072	1,018,313

Cash and cash equivalents at end of period	$238,659	$716,191

Supplemental of cash flow information
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$1,311

The accompanying notes are an integral part of these condensed financial statements.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

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

On December 15, 2016, Qianhai Porter, Shenzhen Portercity Investment Management Co. Ltd. (a company incorporated in the PRC; “Portercity”) and Mr Zonghua Chen and Ms Xiaomei Xiong, the shareholders (the “Shareholders”) of Portercity entered into commercial arrangements, or collectively, VIE Agreements, pursuant to which PGL has contractual rights to control and operate the businesses of Portercity and its three operating wholly-owned subsidiaries incorporated in the PRC (together with Weifang Portercity, collectively the “VIE Entities”):

(a)     Shenzhen Porter Warehouse E-Commerce Co. Ltd. (“Porter E-Commerce”);

(b)     Shenzhen Yihuilian Information Consulting Co. Ltd. (“Porter Consulting”); and

(c)     Shenzhen Porter Commercial Perspective Network Co. Ltd. (“Porter Commercial”).

The VIE Agreements entered into by and between Qianhai Porter, Portercity and the Shareholders are as follows:

●

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

●

Pursuant to an exclusive right and option to purchase agreement, or the Option Agreement, the shareholders of Portercity granted to Qianhai Porter the exclusive right and option to purchase, at any time during the term of the Option Agreement, all of the assets of and equity interests shares in Portercity, at the exercise price equal to the lowest possible price permitted by Chinese laws;

●

Pursuant to a shareholders’ voting rights proxy agreement, or the Voting Rights Agreement, each of the shareholders of Portercity irrevocably appointed the representatives designated by Qianhai Porter to exercise its exclusive voting right of shareholders in the general meeting of shareholders of Portercity; and

●

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

On December 15, 2016, Qianhai Porter, Portercity and the Shareholders of Portercity entered into the abovementioned VIE Agreements, pursuant to which the Company has contractual rights to control and operate the businesses of Portercity and its wholly owned subsidiaries. The change in control of Portercity and the acquisition of PPBGL by PGL have been accounted for as common control transactions in a manner similar to a pooling of interests and there was no recognition of any goodwill or excess of the acquirers' interest in the net fair value of the acquirees' identifiable assets, liabilities and contingent liabilities over cost at the time of the common control combinations. Therefore, these transactions were recorded at historical cost with a reclassification of equity from retained profits to additional paid in capital to reflect the deemed value of consideration given in the local jurisdiction and the capital structure of Portercity. The consolidated financial statements of the Company include all of the accounts of the Company and its subsidiaries, PPBGL and Qianhai Porter and VIE Entities (except for Porter Consulting, as explained below) for all periods presented. All material intercompany transactions and balances have been eliminated in the consolidation.

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

On June 28, 2018, Portercity and Mr Zhibo Mao established Weifang Porter City Commercial Management Company Limited (“Weifang Portercity”) in Weifang, Shandong Province, the PRC. Portercity and Mr Zhibo Mao hold 60% and 40% equity interest in Weifang Portercity, respectively.

After the reverse acquisition, the Company and its subsidiaries and VIE entities (collectively referred to as the “Company”) focus its business as an innovative O2O (Online to Offline) business platform operator covering both online E-commerce and offline commercial chain entity of three dimensional synchronous operation together with integrated comprehensive services for merchant clients. Starting from the second quarter of 2018, the Company provides investment and corporate management consulting services to its clients.

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

The interim condensed consolidated financial information as of June 30, 2018 and for the three and six month periods ended June 30, 2018 and 2017 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, previously filed with the SEC on March 30, 2018.

In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses resulting in an accumulated deficit of $3,399,534 as of June 30, 2018, and it currently has net working capital deficit of $2,543,205. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all.

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

The following financial information of the Company’s consolidated VIEs (including subsidiary of VIEs) is included in the accompanying consolidated financial statements:

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$70,396	$163,083
Accounts receivable, net	316,307	30,064
Prepayments and other receivables	110,377	163,498
Due from holding company	95,913	-
Total current assets	592,993	356,645

NON-CURRENT ASSETS
Long-term rental deposits	38,043	38,538
Property, plant and equipment, net	64,130	11,190
Intangible assets, net	34,223	36,747
Total non-current assets	136,396	86,475

TOTAL ASSETS	$729,389	$443,120

CURRENT LIABILITIES
Accounts payable	31,311	40,757
Accruals and other payables	76,708	60,041
Deferred revenue	478,883	-
Taxation payable	533	694
Amount due to Qianhai Porter	152,153	570,837
Amounts due to shareholders of the Company	2,519,221	756,662
Amounts due to related parties	-	1,411,547
TOTAL LIABILITIES	$3,258,809	$2,840,538

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net revenue	$539,014	$1,347,760	$582,380	$1,484,726
Net profit/ (loss)	$136,147	$(403,755)	$(168,481)	$(686,852)

	Six months ended June 30,
	2018	2017

Net cash used in operating activities	$(58)	$(25,497)
Net cash used in investing activities	(60,271)	(95,402)
Net cash (used in)/generated from financing activities	(33,816)	113,650

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

The Company via Porter Consulting earns commissions of $58,224 and $99,189 for the three and three months ended June 30, 2018 respectively, primarily from a third-party payment service provider when China UnionPay card transactions are completed and settled. Commissions of $106,352 and $200,523 were earned for the three and six months ended June 30, 2017, respectively

The third-party payment provider is a China UnionPay card acquiring institution and earns processing fees from China UnionPay card transactions. The Company’s performance obligation is to promote, via Porter Consulting, the payment service of the third-party payment service provider to merchants in Shenzhen, for which the Company shares a portion of the processing fees earned by the third-party payment service provider from China UnionPay, as commission.

Service income from organizing and delivering an event and forum to the Company’s merchant clients in May 2017, totaled $1,215,426 and $1,243,624 for the three and six months ended June 30, 2017, is recognized when the service is performed. No such income was earned in 2018.

Starting from the second quarter of 2018, the Company via Portercity provides various consulting services to its clients, especially to those who have the intention to be publicly listed in the stock exchanges in the United States and other countries. The Company categorizes its consulting services into three phases:

Phase I consulting services primarily include due diligence review, market research and feasibility study, business plan drafting, accounting record review, and business analysis and recommendations etc. Management estimates that Phase I normally takes around three months to complete based on its past experiences.

Phase II consulting services primarily include reorganization, pre-listing education and tutoring, talent search, legal and audit firm recommendation and coordination, VIE contracts and other public-listing related documents review, merger and acquisition planning, investor referral and pre-listing equity financing source identification and recommendation, independent directors and audit committee candidates recommendation etc. Management estimates that Phase II normally takes about five months to complete based its past experiences.

Phase III consulting services primarily include shell company identification and recommendation for customers expecting to become publicly listed through reverse merger transaction; assistance in preparation of customers’ registration statement under IPO transactions or Form 8-K under reverse merger transactions; assistance in answering comments and questions received from regulatory agencies etc. Management believes it is very difficult to estimate the timing of this phase of service as the completion of Phase III services is not within the Company’s control.

Each phase of consulting services is standalone and fees associated with each phase are usually clearly identified in service agreements. Revenue from providing Phase I and Phase II consulting services to customers is recognized ratably over the estimated completion period of each phase only when the Company has an enforceable right to payment for performance completed to date. Otherwise, such revenue is recognized at a point in time when services are delivered and accepted by customers. Revenue from providing Phase III consulting services to customers is recognized upon completion of reverse merger transaction or IPO transaction, which is evidenced by filing of 8-K for reverse merger transaction or receipt of effective notice from regulatory agencies for IPO transaction. Revenue that has been billed and not yet recognized is reflected as deferred revenue on the balance sheet.

Depending on the complexity of the underlying service arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earnings process occurs. Depending on the magnitude of specific revenue arrangements, adjustment may be made to the judgments, assumptions and estimates regarding contracts executed in any specific period. Service income from consulting services, totaled $476,213 for the three and six months ended June 30, 2018, respectively, is recognized when the service is performed.

Other service income is earned when services have been rendered.

Contract Balances and Remaining Performance Obligations

Contract balances typically arise when a difference in timing between the transfer of control to the customer and receipt of consideration occurs. Contract assets, consist primarily of accounts receivable related to providing public listing related consulting services to the Company’s customers when revenue is recognized prior to payment and it has an unconditional right to payment. The Company had accounts receivable related to revenues from contracts with customers of $316,307 and $nil as of June 30, 2018 and December 31, 2017, respectively. We had no impairments related to these receivables during the three and six months ended June 30, 2018. Our contract liabilities, which are reflected in our unaudited condensed consolidated balance sheets as deferred revenue, consist primarily of customer payments for public listing related consulting services in advance of satisfying performance obligations.

The Company does not disclose information about remaining performance obligations pertaining to service contracts with an original expected term of one year or less.

Net earnings/(loss) per share of common stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings/(loss) per share is computed by dividing net profit/(loss) by the weighted average number of shares of common stock outstanding during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net profit/(loss)	$21,506	$(500,836)	$(366,096)	$(818,994)

Weighted average number of common shares outstanding - basic and diluted	508,110,000	508,110,000	508,110,000	480,485,691

Basic and diluted earnings/(loss) per share	$-	$-	$-	$-

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

As of June 30, 2018 and December 31, 2017, the Company did not have any outstanding investments in financial instruments. During the first six months of 2018 and 2017, the investments held were issued by commercial banks in China, and had a variable interest rate indexed to performance of underlying assets. Since these investments had no pre-determined period of maturity, they are classified as short-term investments.

Gain on short-term investments was $857 and $4,031 for the six months ended June 30, 2018 and 2017, respectively; and $443 and $1,983, for the three months ended June 30, 2018 and 2017, respectively. Gain on short-term investments was included in other income (expense) in the accompanying condensed consolidated statements of operations.

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

3.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	June 30,	December 31,
	2018	2017

Prepaid office rental	$-	$38,538
Prepaid operating expenses	27,933	22,399
Prepaid service expenses	60,431	78,352
Staff advances	20,183	16,624
Others	2,174	7,939
	$110,721	$163,852

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30,	December 31,
	2018	2017

Office and computer equipment	$185,255	$128,870
Less: Accumulated depreciation	(119,038)	(117,680)
	$66,217	$11,190

Depreciation expenses charged to the statements of operations for the six months ended June 30, 2018 and 2017 were $5,179 and $577, respectively. Depreciation expenses charged to the statements of operations for the three months ended June 30, 2018 and 2017 were $3,439 and $338, respectively. A loss on disposal of property, plant and equipment of $116 and $nil were charged to the statements of operations for the three and six months ended June 30, 2018 and 2017 respectively.

5.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	June 30,	December 31,
	2018	2017

Domain names and trademarks	$41,815	$42,354
Less: Accumulated amortization	(7,592)	(5,607)
	$34,223	$36,747

Amortization charged to the statements of operations for the six months ended June 30, 2018 and 2017 were $2,136 and $1,108, respectively. Amortization charged to the statements of operations for the three months ended June 30, 2018 and 2017 were $1,066 and $783, respectively.

6.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	June 30,	December 31,
	2018	2017

Salary payables	$81,900	$66,907
Accrued professional fees	20,124	53,965
VAT payables	7,833	1,596
Advance from employees	54,510	51,190
Others	53	12,729
	$164,420	$186,387

The advance from employees is interest-free, unsecured and repayable on demand.

7.	BALANCES WITH RELATED PARTIES

		June 30,	December 31,
	Note	2018	2017

Due to related companies
Shenzhen Quantai Holdings Co., Ltd	(a)	$-	$1,215,354
Liaoning Northeast Asia Porter City Investment Limited	(b)	-	196,193
		$-	$1,411,547
Due to shareholders
Mr. Zongjian Chen		$2,400,585	$859,924
Mr. Zonghua Chen		133,160	104,152
		$2,533,745	$964,076

(a)	Mr. Zongjian Chen is the Chairman and 60% shareholder of Shenzhen Quantai Holdings Co., Ltd (formerly named as “Shenzhen Porter Holdings Limited” and changes its name on July 9, 2018).
(b)	Mr. Zonghua Chen is a supervisor and Mr. Zongjian Chen is a 45% shareholder of Liaoning Northeast Asia Porter City Investment Limited.

All the above balances are interest-free and unsecured. These related companies and shareholders have agreed not to demand repayment until the Company is financially capable to do so.

8.	INCOME TAXES

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the three months ended June 30, 2018 and 2017.

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

Separately, the SAT on the same day issued Announcement [2017] No. 23 (“Announcement No. 23") further clarifying CIT collection matters:

●	Eligible small enterprise, no matter whether they are subject to CIT on an accounts assessment basis or on a deemed income basis, are entitled to enjoy this preferential CIT treatment.

●

Eligible small enterprises may enjoy this preferential tax treatment just by completing the relevant information in the tax filing form when they prepay CIT and perform CIT annual filing. No special record is required.

●

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

●

Where a small enterprise has claimed the incentives at the time of prepayment, but is not qualified for small enterprise when performing CIT annual filing, the enterprise shall make a retroactive tax payment.

Porter Consulting enjoyed the above preferential policy on its profits in fiscals 2018 and 2019.

A reconciliation of the income tax expense determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Profit/(Loss) before income taxes	$21,259	$(500,528)	$(366,256)	$(818,168)
United States statutory income tax rate	21%	34%	21%	34%
Income tax expense/(credit) computed at statutory corporate income tax rate	4,464	(170,180)	(76,914)	(278,177)
Reconciling items:
Effect of different tax jurisdictions	794	45,046	(16,239)	73,635
Non-deductible expenses	19,483	28,860	58,169	45,816
Change in valuation allowance	(21,983)	97,668	34,584	161,439
Effect of tax exemption granted to Porter Consulting	(3,005)	(1,086)	240	(1,887)
Income tax expense/(credit)	$(247)	$308	$(160)	$826

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2018 and December 31, 2017 are presented below

	June 30,	December 31,
	2018	2017

Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$35	$35
- PRC	325,598	291,014
	325,633	291,049
Less: Valuation allowance	(325,633)	(291,049)
	$-	$-

As of June 30, 2018 and December 31, 2017, the Company had net operating loss carry forwards of $165 that may be available to reduce future years’ taxable income in varying amounts through 2037.  As of June 30, 2018 and December 31, 2017, the Company’s subsidiary and VIEs in China had net operating loss carry forwards of $1,302,392 and $1,164,055, respectively, which will expire in various years through 2023.

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

The Company’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the six months ended June 30, 2018 and 2017, the Group’s China based subsidiaries and consolidated VIEs contributed a total of $23,519 and $18,757, respectively, to these funds. For the three months ended June 30, 2018 and 2017, the Group’s China based subsidiaries and consolidated VIEs contributed a total of $13,490 and $11,348, respectively, to these funds.

11.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of June 30, 2018, Company did not have any capital commitments.

Lease Commitments

On November 27, 2017, the Company has entered into a lease for office space located in Shenzhen, China for the period from December 1, 2017 to February 28, 2023, at RMB125,906 ($19,022) per month, with a rent free period from December 1, 2017 to February 28, 2018. The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory, as well as hardware trading platform as of June 30, 2018 are payable as follows:

12 months ending June 30,
2019	$228,260
2020	228,260
2021	228,260
2022	228,260
2023	152,173
Thereafter	-
Total	$1,065,213

Rental expense of the Company was $50,471 and $107,090 for the three and six months ended June 30, 2018, respectively. Rental expense of the Company was $17,332 and $34,582 for the three and six months ended June 30, 2017, respectively.

12.	CONCENTRATIONS AND CREDIT RISK

(a)	Concentrations

In the three months ended June 30, 2018, two customers accounted for 74% and 14% of the Company’s revenues, respectively. In the six months ended June 30, 2018, three customers accounted for 69%, 16% and 13% of its revenues, respectively. As of June 30, 2018, a customer accounted for 92% of the Company’s accounts receivable.

In the three months ended June 30, 2017, three customers accounted for 51%, 13% and 11% of the Company’s revenues, respectively. In the six months ended June 30, 2017, four customers accounted for 46%, 12%, 11% and 10% of its revenues, respectively. As of December 31, 2017, a customer accounted for 91% of the Company’s accounts receivable.

No other customer accounts for more than 10% of the Company’s revenue in the three and six months ended June 30, 2018 and 2017.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2018 and December 31, 2017, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

13.	SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to June 30, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of Porter Holding International, Inc., a Nevada corporation, and its consolidated subsidiaries and variable interest entities;
●	“PGL” are to Porter Group Limited, a Republic of Seychelles company and our wholly-owned subsidiary;
●	“PPBGL” are to Porter Perspective Business Group Limited, a Hong Kong company and wholly-owned subsidiary of PGL;
●	“Qianhai Porter” are to Shenzhen Qianhai Porter Industrial Co. Ltd., a PRC company and wholly-owned subsidiary of PPBGL;
●	“Portercity” are to Shenzhen Portercity Investment Management Co. Ltd., a PRC company;
●	“Porter E-Commerce” are to Shenzhen Porter Warehouse E-Commerce Co. Ltd., a PRC company and wholly-owned subsidiary of Portercity;
●	“Porter Consulting” are to Shenzhen Yihuilian Information Consulting Co. Ltd., a PRC company and wholly-owned subsidiary of Portercity;
●	“Porter Commercial” are to Shenzhen Porter Commercial Perspective Network Co., Ltd., a PRC company and wholly-owned subsidiary of Portercity;
●	“Weifang Portercity” is to Weifang Porter City Commercial Management Company Limited, a PRC company and a 60% owned subsidiary of Portercity;
●	“VIEs” means our consolidated variable interest entities, including Portercity and its subsidiaries, Porter E-Commerce, Porter Consulting, Porter Commercial and Weifang Portercity;
●	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
●	“China” and “PRC” refer to the People’s Republic of China;
●	“Renminbi” and “RMB” refer to the legal currency of China;
●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Securities Act” are to the Securities Act of 1933, as amended.

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

According to the development demand and future goals of our customers, we start to offer a series of services such as business planning, financial guidance, business matching and guidance for listing primarily in the United States. At present, in our customer pool, many small and medium-sized enterprises have increased their public awareness. They are seeking the potential advantages of being a listed company and striving for obtaining the recognition of international capital to accelerate their corporate expansion. But many enterprises themselves may not be familiar with the listing requirements, laws and regulations of different capital markets, and the process of obtaining financing from overseas markets.

In order to help our customers who intend to access to the overseas capital market, we have a team of experienced professionals who have professional knowledge of the listing rules and regulations of various capital markets. We will make full use of our expertise and resources in the capital markets to assist these customers to achieve their goals.

Starting from the second quarter of 2018, we via Shenzhen Portercity Investment Management Co. Ltd. (“Portercity”) commences to provide investment and corporate management consulting services to our clients, especially those who have the intention to be public listed in the stock exchanges in the United States and other countries. We categorize our consulting services into three phases:

Phase I consulting services primarily include due diligence review, market research and feasibility study, business plan drafting, accounting record review, and business analysis and recommendations etc. We estimate that Phase I normally takes around three months to complete based on our past experiences.

Phase II consulting services primarily include reorganization, pre-listing education and tutoring, talent search, legal and audit firm recommendation and coordination, VIE contracts and other public-listing related documents review, merger and acquisition planning, investor referral and pre-listing equity financing source identification and recommendation, independent directors and audit committee candidates recommendation etc. We estimate that Phase II normally takes about five months to complete based our past experiences.

Phase III consulting services primarily include shell company identification and recommendation for customers expecting to become publicly listed through reverse merger transaction; assistance in preparation of customers’ registration statement under IPO transactions or Form 8-K under reverse merger transactions; assistance in answering comments and questions received from regulatory agencies etc. We believe it is very difficult to estimate the timing of this phase of service as the completion of Phase III services is not within our control.

Each phase of consulting services is standalone and fees associated with each phase are usually clearly identified in service agreements. Revenue from providing Phase I and Phase II consulting services to customers is recognized ratably over the estimated completion period of each phase only when we have an enforceable right to payment for performance completed to date. Otherwise, such revenue is recognized at a point in time when services are delivered and accepted by customers. Revenue from providing Phase III consulting services to customers is recognized upon completion of reverse merger transaction or IPO transaction, which is evidenced by filing of 8-K for reverse merger transaction or receipt of effective notice from regulatory agencies for IPO transaction. Revenue that has been billed and not yet recognized is reflected as deferred revenue on the balance sheet.

Depending on the complexity of the underlying service arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earnings process occurs. Depending on the magnitude of specific revenue arrangements, adjustment may be made to the judgments, assumptions and estimates regarding contracts executed in any specific period.

On June 28, 2018, Portercity and Mr. Zhibo Mao established Weifang Porter City Commercial Management Company Limited (“Weifang Portercity”) in Weifang, Shandong Province, the PRC. Portercity and Mr. Zhibo Mao hold 60% and 40% equity interest in Weifang Portercity, respectively.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

The following table sets forth key components of our results of operations during the three months ended June 30, 2018 and 2017, both in dollars and as a percentage of our revenue.

	Three Months Ended June 30,
	2018		2017
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$539,014	100.00	$1,347,760	100
Cost of revenue	(46,559)	(8.64)	(1,500,937)	(111.37)
Gross profit/(loss)	492,455	91.36	(153,177)	(11.37)
Operating expenses
General and administrative expenses	(471,301)	(87.44)	(335,455)	(24.89)
Profit/(Loss) from operations	21,154	3.92	(488,632)	(36.26)
Other income/(expense)	105	0.02	(11,896)	(0.88)
Profit/(Loss) before income taxes	21,259	3.94	(500,528)	(37.14)
Income tax benefit/(expense)	247	0.05	(308)	(0.02)
Net profit/(loss)	$21,506	3.99	$(500,836)	(37.16)

Revenue. Starting from the second quarter of 2018, we commence to provide various consulting services to our customers, especially those who have the intention to be publicly listed primarily on the stock exchanges in the United States, and service income from the provision of these consulting services totaled $476,213 in the three months ended June 30, 2018. Through our VIE, Porter Consulting, we also promote payment services of a third-party payment service provider to merchants in Shenzhen and in return share a portion of the processing fees earned by the third-party payment service provider as commission. Our commission totaled $58,224 for the three months ended June 30, 2018, compared to $104,136 for the same period last year. In addition, during the three months ended June 30, 2018 and 2017, through Portercity we earned service income of $nil and $1,215,426, respectively, from organizing and delivering events and forums to our merchant clients.

Cost of revenue.  Our cost of revenue of $46,559 and $1,500,937 in the three months ended June 30, 2018 and 2017, respectively, includes mainly includes fees paid to our sales agents and the cost incurred in relation to a forum which was held in May 2017. In the three months ended June 30, 2017, we incurred a cost of $1,449,645 for organizing a forum in May 2017.

Gross profit/(loss) and gross margin. Our gross profit was $492,455 for the three months ended June 30, 2018, compared with a gross loss of $153,177 for the same period last year. The gross loss incurred during the three month period ended June 30, 2017 was primarily resulted from the cost for organizing a forum in May 2017. Gross profit as a percentage of revenue (gross margin) was 91.36% for the three months ended June 30, 2018, compared to a gross loss of 11.37% for the same quarter last year.

General and administrative expenses. Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations.  Our general and administrative expenses increased by $135,846 to $471,301 for the three months ended June 30, 2018, compared to $335,455 for the same period in 2017. We incurred more professional staff salary as we expanded our consulting services to customers.

Net profit/ (loss). As a result of the cumulative effect of the factors described above, our net profit was $21,506 for the three months ended June 30, 2018, compared with a net loss of $500,836 for the same period in 2017.

Comparison of Six Months Ended June 30, 2018 and 2017

The following table sets forth key components of our results of operations during the six months ended June 30, 2018 and 2017, both in dollars and as a percentage of our revenue.

	Six Months Ended June 30,
	2018		2017
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$582,380	100.00	$1,484,726	100.00
Cost of revenue	(66,152)	(11.36)	(1,564,304)	(105.36)
Gross profit/(loss)	516,228	88.64	(79,578)	(5.36)
Operating expenses
General and administrative expenses	(882,645)	(151.56)	(727,712)	(49.01)
Loss from operations	(366,417)	(62.92)	(807,290)	(54.37)
Other income/(expense)	161	0.03	(10,878)	(0.73)
Loss before income taxes	(366,256)	(62.89)	(818,168)	(55.1)
Income tax benefit/(expense)	160	0.03	(826)	(0.06)
Net loss	$(366,096)	(62.86)	$(818,994)	(55.16)

Revenue. Our revenue was $582,380 for the six months ended June 30, 2018, compared to $1,484,726 for the same period last year. Starting from the second quarter of 2018, we commence to provide various consulting services to our customers, especially those who have the intention to be publicly listed primarily on the stock exchanges in the United States, and service income from the provision of these consulting services totaled $476,213 in the six months ended June 30, 2018. In the six months ended June 30, 2017, through Porter Consulting we also promote the payment service of a third-party payment service provider to merchants in Shenzhen and in return share a portion of the processing fees earned by the third-party payment service provider as commission. Our commission totaled $99,189 and $200,523 for the six months ended June 30, 2018 and 2017, respectively.  In addition, during the six months ended June 30, 2018 and 2017, we through Portercity earned service income of $nil and $1,243,624 from organizing and delivering an event and forum to our merchant clients in May 2017.

Cost of revenue.  Our cost of revenue was $66,152 for the six months ended June 30, 2018 compared to $1,564,304 for the same period last year. Our cost of revenue mainly includes fees paid to our sales agents and the cost incurred in relation to a forum which was held in May 2017. In the six months ended June 30, 2017, we incurred a cost of $1,449,645 for organizing a forum in May 2017.

Gross profit/(loss) and gross margin. Our gross profit was $516,228 for the six months ended June 30, 2018, compared with a gross loss of $79,578 for the same period last year. The gross loss incurred during the six month period ended June 30, 2017 was primarily resulted from the cost for organizing a forum in May 2017. Gross profit as a percentage of revenue (gross margin) was 88.64% for the six months ended June 30, 2018, compared to a gross loss of 5.36% for the six months ended June 30, 2017

General and administrative expenses. Our general and administrative expenses increased by $154,933 to $882,645 for the six months ended June 30, 2018, from $727,712 for the same period in 2017. We incurred more professional staff salary as we expanded our consulting services to customers.

Net loss. As a result of the cumulative effect of the factors described above, our net loss decreased by $452,898, to $366,096 for the six months ended June 30, 2018 from $818,994 for the same period in 2017.

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

Currently we spend approximately $150,000 per month for basic operations.   During the next 12 months, we expect to incur the same amount of expenses each month. However, as we work to expand our operations, we expect to incur significant payroll expenses for our consultancy services, and research, marketing and development costs and expenses on our online service platforms that meet the constantly evolving industry standards and consumer demands. We will also need to hire additional employees in order to provide new services and accommodate new clients.

Liquidity and Capital Resources

Working Capital

	June 30, 2018	December31, 2017
Current Assets	$665,687	$433,988
Current Liabilities	3,208,892	2,603,461
Working Capital Deficiency	$2,543,205	$2,169,473

As of June 30, 2018, we had cash and cash equivalents of $238,659. To date, we have financed our operations primarily through borrowings from our stockholders and related parties.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred recurring losses from operations resulting in an accumulated deficit of $3,399,534 as of June 30, 2018, and we currently have net working capital deficit of $2,543,205. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. We may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. Our sources of capital in the past have included borrowings from our stockholders and related parties. We believe that our current cash and financing from our existing stockholders are adequate to support operations for at least the next 12 months.

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(235,816)	$(675,215)
Net cash used in by investing activities	(62,626)	(63,722)
Net cash provided by financing activities	295,832	417,708
Effect of exchange rate changes on cash and cash equivalents	1,197	19,107
Net decrease in cash and cash equivalents	(1,413)	(302,122)
Cash and cash equivalents at the beginning of period	240,072	1,018,313
Cash and cash equivalents at the end of period	$238,659	$716,191

Operating Activities

Net cash used in operating activities was $235,816 for the six months ended June 30, 2018, as compared to $675,215 net cash used in operating activities for the six months ended June 30, 2017. The net cash used in operating activities in the first half of 2018 was mainly due to our net loss of $366,096 and an increase in accounts receivable of $298,512, partially offset by an increase in deferred revenue of $475,979.

Investing Activities

Net cash used in investing activities was $62,626 for the six months ended June 30, 2018, as compared to $63,722 net cash used in investing activities for the six months ended June 30, 2017. The net cash used in investing activities in the first half of 2018 was mainly attributable to purchase of property, plant and equipment of $62,626. The cash used in investing activities in the first half of 2017 was mainly attributable to net investments in short-term investments of $152,845, partially offset by repayment from related parties of $94,948.

Financing Activities

Net cash provided by financing for the six months ended June 30, 2018 was $295,832, as compared to $417,708 for the six months ended June 30, 2017.  In the first half of 2018, we obtained advances of $1,643,895 from shareholders and repaid $1,449,397 to related parties.  In the first half of 2017, we obtained advances of $704,424 from shareholders and repaid $286,716 to related parties.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of June 30, 2018:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Amounts due to shareholders	$2,533,745	$2,533,745	$—	$—	$—
Other payables	164,420	164,420	—	—	—
Leases	1,065,213	228,260	456,520	380,433	—
TOTAL	$3,763,378	$2,926,425	$456,520	$380,433	$—

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

Capital Expenditures

We incurred capital expenditures of $62,626 and $5,825 in the six months ended June 30, 2018 and 2017, respectively.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2018 due to the following material weaknesses that our management identified in our internal control over financial reporting as of June 30, 2018:

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

2)

We did not maintain appropriate cash controls — As of June 30, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3)

We did not implement appropriate information technology controls – As of June 30, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our financial statements as of and for the period ended June 30, 2018 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2018

PORTER HOLDING INTERNATIONAL, INC.

By:	/s/ Zonghua Chen
Zonghua Chen
Chief Executive Officer and Chief Financial Officer