Form 10-Q
period 2018-09-30
Porter Holding International, Inc.
filed 2018-11-14
CIK 1605810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                   Accelerated filer ☐

Non-accelerated filer  ☒                              Smaller reporting company ☒     Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	508,110,000

PORTER HOLDING INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

PORTER HOLDING INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Page Number

Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (Unaudited)	F-1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)	F-2 – F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5 – F-19

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In U.S. dollars)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$476,882	$240,072
Accounts receivable, net of nil allowance for doubtful accounts	319,450	30,064
Prepayments and other receivables	78,679	163,852
Total current assets	875,011	433,988

NON-CURRENT ASSETS
Long-term rental deposits	36,665	38,538
Property, plant and equipment, net	63,248	11,190
Intangible assets, net	31,990	36,747
Total non-current assets	131,903	86,475

TOTAL ASSETS	$1,006,914	$520,463

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$18,219	$40,757
Accruals and other payables	224,444	186,387
Deferred revenue	485,118	-
Income tax payable	661	694
Amounts due to shareholders	2,638,554	964,076
Amounts due to related parties	-	1,411,547
Total current liabilities	3,366,996	2,603,461

TOTAL LIABILITIES	3,366,996	2,603,461

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share 250,000,000 shares authorized and nil shares issued as of September 30, 2018 and December 31, 2017	-	-
Common stock, par value $0.001 per share; 750,000,000 shares authorized, 508,110,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	508,110	508,110
Additional paid-in capital	400,561	400,561
Accumulated deficit	(3,434,760)	(3,033,438)
Non-controlling interests	(2,837)	-
Accumulated other comprehensive income	168,844	41,769
Total stockholders' deficit	(2,360,082)	(2,082,998)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,006,914	$520,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

 (In U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$529,057	$130,344	$1,111,437	$1,615,070

Cost of revenue	(79,980)	(96,428)	(146,132)	(1,660,732)

Gross profit (loss)	449,077	33,916	965,305	(45,662)

Operating expenses
General and administrative expenses	(485,930)	(399,940)	(1,368,575)	(1,127,652)

Loss from operations	(36,853)	(366,024)	(403,270)	(1,173,314)

Other income (expense), net
Other income (expense)	312	710	473	(10,168)

Net loss before taxes	(36,541)	(365,314)	(402,797)	(1,183,482)

Income tax expense	(1,677)	(1,001)	(1,517)	(1,827)

Net loss	(38,218)	(366,315)	(404,314)	(1,185,309)

Less: Net loss attributable to non-controlling interests	2,992	-	2,992	-

Net loss attributable to Porter Holding International, Inc.	$(35,226)	$(366,315)	$(401,322)	$(1,185,309)

Basic and diluted loss per share	$-	$-	$-	$-

Weighted average number of common shares outstanding- basic and diluted	508,110,000	508,110,000	508,110,000	489,794,982

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss	(38,218)	(366,315)	(404,314)	(1,185,309)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	82,858	(27,627)	127,230	(36,759)

Total comprehensive income (loss)	$44,640	$(393,942)	$(277,084)	$(1,222,068)
Less: comprehensive loss attributable to non-controlling interests	2,837	-	2,837	-

Comprehensive income (loss) attributable to Porter Holding International, Inc. common stockholders	$47,477	$(393,942)	$(274,247)	$(1,222,068)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

 (In U.S. dollars)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities
Net loss	$(404,314)	$(1,185,309)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	12,487	2,787
Loss on disposal of property, plant and equipment	113	-
Changes in assets and liabilities
Accounts receivable	(306,607)	4,660
Prepayments and other receivables	109,289	165,070
Accounts payable	(16,988)	(27,930)
Accruals and other payables	41,576	2,568
Deferred revenue	511,631	-
Net cash used in operating activities	(52,813)	(1,038,154)

Cash flows from investing activities
Purchase of property, plant and equipment	(64,941)	(5,887)
Purchase of investments	(191,950)	(2,022,558)
Proceeds from disposal of investments	191,950	1,848,819
Repayment from related parties	-	100,694
Net cash used in investing activities	(64,941)	(78,932)

Cash flows from financing activities
Advances from related parties	101,369	-
Repayment to related parties	(1,417,613)	(431,760)
Advances from shareholders	1,689,205	719,174
Net cash provided by financing activities	372,961	287,414

Effect of exchange rates on cash and cash equivalents	(18,397)	24,750

Net increase (decrease) in cash and cash equivalents	236,810	(804,922)

Cash and cash equivalents at beginning of period	240,072	1,018,313

Cash and cash equivalents at end of period	$476,882	$213,391

Supplemental of cash flow information
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$1,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

 (In U.S. dollars, unless otherwise stated)

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

 (In U.S. dollars, unless otherwise stated)

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

On December 1, 2016, Portercity acquired a 100% equity interest in Porter Consulting from Shenzhen Porter Holdings Limited, for a cash consideration of $145,603 (RMB1,000,000). The consideration was credited against the amount due to Shenzhen Porter Holdings Limited as fully paid.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

 (In U.S. dollars, unless otherwise stated)

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

On June 28, 2018, Portercity and Mr Zhibo Mao established Weifang Porter City Commercial Management Company Limited (“Weifang Portercity”) in Weifang, Shandong Province, the PRC, with a registered capital of RMB1 million ($0.1 million), which should be paid up by December 31, 2028. Portercity and Mr Zhibo Mao hold 60% and 40% equity interest in Weifang Portercity, respectively. Weifang Portercity is intended to be engaged in the business of providing various consulting services to its clients, especially to those who have the intention to be publicly listed in the stock exchanges in the United States and other countries. As of September 30, 2018, Weifang Portercity has not commenced operations.

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

 (In U.S. dollars, unless otherwise stated)

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

The interim condensed consolidated financial information as of September 30, 2018 and for the nine and three month periods ended September 30, 2018 and 2017 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The condensed consolidated financial information should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, previously filed with the SEC on March 30, 2018.

In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses resulting in an accumulated deficit of $3,434,760 as of September 30, 2018, and it currently has net working capital deficit of $2,491,985. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all.

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

 (In U.S. dollars, unless otherwise stated)

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

The following financial information of the Company’s consolidated VIEs (including subsidiary of VIEs) is included in the accompanying consolidated financial statements:

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$346,986	$163,083
Accounts receivable, net	319,450	30,064
Prepayments and other receivables	77,931	163,498
Amount due from ultimate holding company	87,904	-
Total current assets	832,271	356,645

NON-CURRENT ASSETS
Long-term rental deposits	36,665	38,538
Property, plant and equipment, net	61,340	11,190
Intangible assets, net	31,990	36,747
Total non-current assets	129,995	86,475

TOTAL ASSETS	$962,266	$443,120

CURRENT LIABILITIES
Accounts payable	18,219	40,757
Accruals and other payables	148,759	60,041
Deferred revenue	485,118	-
Taxation payable	661	694
Amounts due to Qianhai Porter	118,978	570,837
Amounts due to shareholders of the Company	2,623,993	756,662
Amounts due to related parties	-	1,411,547
TOTAL LIABILITIES	$3,395,728	$2,840,538

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

 (In U.S. dollars, unless otherwise stated)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net revenue	$529,057	$120,774	$1,111,437	$1,605,500
Net profit (loss)	$17,142	$(221,348)	$(151,339)	$(908,200)

	Nine months ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$250,674	$(750,942)
Net cash used in investing activities	(62,638)	(78,932)
Net cash provided by financing activities	14,278	738,849

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

The Company via Porter Consulting earns commissions of $52,632 and $151,821 for the three and nine months ended September 30, 2018 respectively, primarily from a third-party payment service provider when China UnionPay card transactions are completed and settled. Commissions of $70,536 and $271,059 were earned for the three and nine months ended September 30, 2017, respectively.

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

Service income from organizing and delivering an event and forum to the Company’s merchant clients in May 2017, totaled $59,808 and $1,303,432 for the three and nine months ended September 30, 2017, is recognized when the service is performed. No such income was earned in 2018.

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

 (In U.S. dollars, unless otherwise stated)

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

Under ASC Topic 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to perform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. Each phase of consulting services is standalone and fees associated with each phase are usually clearly identified in service agreements. Revenue from providing Phase I and Phase II consulting services to customers is recognized ratably over the estimated completion period of each phase only when the Company has an enforceable right to payment for performance completed to date. Otherwise, such revenue is recognized at a point in time when services are delivered and accepted by customers. Revenue from providing Phase III consulting services to customers is recognized upon completion of reverse merger transaction or IPO transaction, which is evidenced by filing of 8-K for reverse merger transaction or receipt of effective notice from regulatory agencies for IPO transaction. Revenue that has been billed and not yet recognized is reflected as deferred revenue on the balance sheet.

Depending on the complexity of the underlying service arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earnings process occurs. Depending on the magnitude of specific revenue arrangements, adjustment may be made to the judgments, assumptions and estimates regarding contracts executed in any specific period. Service income from consulting services, totaled $471,850 and $948,063 for the three and nine months ended September 30, 2018, respectively, is recognized when the service is performed.

Other service income is earned when services have been rendered.

Contract Balances and Remaining Performance Obligations

Contract balances typically arise when a difference in timing between the transfer of control to the customer and receipt of consideration occurs. Contract assets, consist primarily of accounts receivable related to providing public listing related consulting services to the Company’s customers when revenue is recognized prior to payment and it has an unconditional right to payment. The Company had accounts receivable related to revenues from contracts with customers of $319,450 and $30,064 as of September 30, 2018 and December 31, 2017, respectively. We had no impairments related to these receivables during the three and nine months ended September 30, 2018. Our contract liabilities, which are reflected in our unaudited condensed consolidated balance sheets as deferred revenue, consist primarily of customer payments for public listing related consulting services in advance of satisfying t performance obligations.

The Company does not disclose information about remaining performance obligations pertaining to service contracts with an original expected term of one year or less.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

 (In U.S. dollars, unless otherwise stated)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss attributable to common stockholders	$(35,226)	$(366,315)	$(401,322)	$(1,185,309)

Weighted average number of common shares outstanding - basic and diluted	508,110,000	508,110,000	508,110,000	489,794,982

Basic and diluted loss per share*	$-	$-	$-	$-

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

 (In U.S. dollars, unless otherwise stated)

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

As of September 30, 2018 and December 31, 2017, the Company did not have any outstanding investments in financial instruments. During the first nine months of 2018 and 2017, the investments held were issued by commercial banks in China, and had a variable interest rate indexed to performance of underlying assets. Since these investments had no pre-determined period of maturity, they are classified as short-term investments.

Gain on short-term investments was $698 and $6,818 for the nine months ended September 30, 2018 and 2017, respectively; and $5 and $2,787 for the three months ended September 30, 2018 and 2017, respectively. Gain on short-term investments was included in other income (expense) in the accompanying condensed consolidated statements of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance supersedes current guidance on revenue recognition in Topic 605, ‘‘Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards). The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as its revenues continue to be recognized when the customer takes control of its services. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its service revenues, no adjustment to accumulated deficit was required upon adoption.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

 (In U.S. dollars, unless otherwise stated)

3.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	September 30,	December 31,
	2018	2017

Prepaid office rental	$-	$38,538
Prepaid operating expenses	33,969	22,399
Prepaid service expenses	-	78,352
Advances to staff	41,083	16,624
Others	3,627	7,939
	$78,679	$163,852

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30,	December 31,
	2018	2017

Office and computer equipment	$182,038	$128,870
Less: Accumulated depreciation	(118,790)	(117,680)
	$63,248	$11,190

Depreciation expenses charged to the statements of operations for the nine months ended September 30, 2018 and 2017 were $9,352 and $1,108, respectively. Depreciation expenses charged to the statements of operations for the three months ended September 30, 2018 and 2017 were $4,458 and $531, respectively.

5.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	September 30,	December 31,
	2018	2017

Domain names and trademarks	$40,296	$42,354
Less: Accumulated depreciation	(8,306)	(5,607)
	$31,990	$36,747

Amortization charged to the statements of operations for the nine months ended September 30, 2018 and 2017 were $3,135 and $1,679, respectively. Amortization charged to the statements of operations for the three months ended September 30, 2018 and 2017 were $1,025 and $571, respectively.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

 (In U.S. dollars, unless otherwise stated)

6.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	September 30,	December 31,
	2018	2017

Salary payables	$81,093	$66,907
Accrued professional fees	19,125	53,965
Rental payable	21,153	-
VAT payables	17,392	1,596
Advance from employees	69,667	51,190
Others	16,014	12,729
	$224,444	$186,387

7.	BALANCES WITH RELATED PARTIES

		September 30,	December 31,
	Note	2018	2017
Due to related companies

Shenzhen Quantai Holdings Co., Ltd	(a)	$-	$1,215,354
Liaoning Northeast Asia Porter City Investment Limited	(b)	-	196,193
		$-	$1,411,547
Due to shareholders
Mr Zonghua Chen		$2,364,054	$859,924
Mr Zongjian Chen		274,500	104,152
		$2,638,554	$964,076

(a)	Mr Zongjian Chen is the Chairman and 60% shareholder of Shenzhen Quantai Holdings Co., Ltd (formerly named as “Shenzhen Porter Holdings Limited” and changes its name on July 9, 2018).
(b)	Mr Zonghua Chen is a supervisor and Mr Zongjian Chen is a 45% shareholder of Liaoning Northeast Asia Porter City Investment Limited

All the above balances are interest-free and unsecured. These related companies and shareholders have agreed not to demand repayment until the Company is financially capable to do so.

8.	INCOME TAXES

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the three months ended September 30, 2018 and 2017.

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

 (In U.S. dollars, unless otherwise stated)

PRC Tax

The Company’s subsidiary and consolidated VIEs in China are subject to corporate income tax (“CIP”) at 25% for the years ended December 31, 2018 and 2017.

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

●

Announcement No. 23 clarifies that small enterprises shall prepay CIT on a quarterly basis. It also provides clarifications on how to apply this preferential CIT treatment in relation to small enterprise CIT prepayments in the following situations:

-	A small enterprise subject to CIT on an accounts assessment basis, or on a fixed rate basis, or on a fixed amount basis;

-	An enterprise which was not qualified for small enterprise treatment in the prior tax year but which expects to be qualified in the current tax year;

-	An enterprise which is newly set up in the current year and expects to be qualified for small enterprise treatment in the same year.

●

Where a small enterprise has claimed the incentives at the time of prepayment, but is not qualified for small enterprise when performing CIT annual filing, the enterprise shall make a retroactive tax payment.

Porter Consulting enjoyed the above preferential policy on its profits in fiscals 2018 and 2019.

A reconciliation of the income tax expense determined at the statutory income tax rate to the Company's income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Loss before income taxes	$(36,541)	$(365,314)	$(402,797)	$(1,183,482)
United States statutory income tax rate	21%	34%	21%	34%
Income tax credit computed at statutory corporate income tax rate	(7,673)	(124,206)	(84,587)	(402,383)
Reconciling items:
Effect of different tax jurisdictions	(1,636)	32,880	(17,875)	106,515
Non-deductible expenses	10,143	41,886	68,312	87,702
Change in valuation allowance	3,359	50,911	37,943	212,350
Effect of tax exemption granted to Porter Consulting	(2,516)	(470)	(2,276)	(2,357)
Income tax expense	$1,677	1,001	$1,517	$1,827

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

 (In U.S. dollars, unless otherwise stated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2018 and December 31, 2017 are presented below:

	September 30,	December 31,
	2018	2017

Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$35	$35
- PRC	328,957	291,014
	328,992	291,049
Less: Valuation allowance	(328,992)	(291,049)
	$-	$-

As of September 30, 2018 and December 31, 2017, the Company had net operating loss carry forwards of $165 that may be available to reduce future years’ taxable income in varying amounts through 2037.  As of September 30, 2018 and December 31, 2017, the Company’s subsidiary and VIEs in China had net operating loss carry forwards of $1,315,827 and $1,164,055, respectively, which will expire in various years through 2023.

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

The Company’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the three and nine months ended September 30, 2018, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $19,471 and $42,990, respectively, to these funds. For the three and nine months ended September 30, 2017, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $11,858 and $30,615, respectively, to these funds.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

 (In U.S. dollars, unless otherwise stated)

11.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of September 30, 2018, the Company had the following contracted capital commitments:

	September 30,	December 31,
	2018	2017

Capital injection to Weifang Portercity (Note 1)	$87,362	$-

Lease Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory, as well as hardware trading platform as of September 30, 2018 are payable as follows:

12 months ending September 30,
2019	$219,988
2020	219,988
2021	219,988
2022	219,988
2023	36,665
Thereafter	-
Total	$916,617

Rental expense of the Company was $43,901 and $150,991 for the three and nine months ended September 30, 2018, respectively. Rental expense of the Company was $18,098 and $52,680 for the three and nine months ended September 30, 2017, respectively.

12.	CONCENTRATIONS AND CREDIT RISK

(a)	Concentrations

In the three months ended September 30, 2018, two customers accounted for 56%, 18% and 17% of the Company’s revenues, respectively. In the nine months ended September 30, 2018, three customers accounted for 35%, 27% and 13% of its revenues, respectively. As of September 30, 2018, a customer accounted for 88% of the Company’s accounts receivable.

In the three months ended September 30, 2017, two customers accounted for 50% and 19% of the Company’s revenues, respectively. In the nine months ended September 30, 2017, three customers accounted for 44%, 15% and 11% of its revenues, respectively. As of September 30, 2017, a customer accounted for 89% of the Company’s accounts receivable.

No other customer accounts for 10% or more of the Company’s revenue in the three and nine months ended September 30, 2018 and 2017.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2018 and December 31, 2017, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

 (In U.S. dollars, unless otherwise stated)

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

13.	SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to September 30, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of Porter Holding International, Inc., a Nevada corporation, and its consolidated subsidiaries and variable interest entities;
●	“PGL” are to Porter Group Limited, a Republic of Seychelles company and our wholly-owned subsidiary;
●	“PPBGL” are to Porter Perspective Business Group Limited, a Hong Kong company and wholly-owned subsidiary of PGL;
●	“Qianhai Porter” are to Shenzhen Qianhai Porter Industrial Co. Ltd., a PRC company and wholly-owned subsidiary of PPBGL;
●	“Portercity” are to Shenzhen Portercity Investment Management Co. Ltd., a PRC company;
●	“Porter E-Commerce” are to Shenzhen Porter Warehouse E-Commerce Co. Ltd., a PRC company and wholly-owned subsidiary of Portercity;
●	“Porter Consulting” are to Shenzhen Yihuilian Information Consulting Co. Ltd., a PRC company and wholly-owned subsidiary of Portercity;
●	“Porter Commercial” are to Shenzhen Porter Commercial Perspective Network Co., Ltd., a PRC company and wholly-owned subsidiary of Portercity;
●	“Weifang Portercity” are to Weifang Porter City Commercial Management Company Limited, a PRC company and a 60% owned subsidiary of Portercity;
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

Recent Development

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

Starting from the second quarter of 2018, through Portercity and Porter Commercial, we have been providing investment and corporate management consulting services to our clients, especially those who have the intention to be public listed in the stock exchanges in the United States and other countries. We categorize our consulting services into three phases:

●

Phase I consulting services primarily include due diligence review, market research and feasibility study, business plan drafting, accounting record review, and business analysis and recommendations. We estimate that Phase I normally takes around three months to complete based on our past experiences.

●

Phase II consulting services primarily include reorganization, pre-listing education and tutoring, talent search, legal and audit firm recommendation and coordination, VIE contracts and other public-listing related documents review, merger and acquisition planning, investor referral and pre-listing equity financing source identification and recommendation, independent directors and audit committee candidates recommendation. We estimate that Phase II normally takes about five months to complete based our past experiences.

●

Phase III consulting services primarily include shell company identification and recommendation for customers expecting to become publicly listed through reverse merger transaction; assistance in preparation of customers’ registration statement under IPO transactions or Form 8-K under reverse merger transactions; assistance in answering comments and questions received from regulatory agencies. We believe it is very difficult to estimate the timing of this phase of service as the completion of Phase III services is not within our control.

Each phase of consulting services is standalone and fees associated with each phase are usually clearly identified in service agreements. Revenue from providing Phase I and Phase II consulting services to customers is recognized ratably over the estimated completion period of each phase only when we have an enforceable right to payment for performance completed to date. Otherwise, such revenue is recognized at a point in time when services are delivered and accepted by customers. Revenue from providing Phase III consulting services to customers is recognized upon completion of reverse merger transaction or IPO transaction, which is evidenced by filing of an 8-K for reverse merger transaction or receipt of effective notice from regulatory agencies for IPO transaction. Revenue that has been billed and not yet recognized is reflected as deferred revenue on the balance sheet.

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

On June 28, 2018, Portercity and Mr. Zhibo Mao established Weifang Porter City Commercial Management Company Limited (“Weifang Portercity”) in Weifang, Shandong Province, the PRC, with a registered capital of RMB1,000,000 (approximately $146,000). Portercity and Mr. Zhibo Mao hold 60% and 40% equity interest in Weifang Portercity, respectively. Weifang Portercity is intended to be engaged in the business of providing various consulting services to its clients, especially to those who have the intention to be publicly listed in the stock exchanges in the United States and other countries. As of September 30, 2018, Weifang Portercity has not commenced operations.

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

The following table sets forth key components of our results of operations during the three months ended September 30, 2018 and 2017, both in dollars and as a percentage of our revenue.

	Three Months Ended September 30,
	2018		2017
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$529,057	100.00	$130,344	100.00
Cost of revenue	(79,980)	(15.12)	(96,428)	(73.98)
Gross profit	449,077	84.88	33,916	26.02
Operating expenses
General and administrative expenses	(485,930)	(91.85)	(399,940)	(306.83)
Loss from operations	(36,853)	(6.97)	(366,024)	(280.81)
Other income	312	0.06	710	0.54
Loss before income taxes	(36,541)	(6.91)	(365,314)	(280.27)
Income tax expense	(1,677)	(0.32)	(1,001)	(0.77)
Net loss	(38,218)	(7.23)	(366,315)	(281.04)
Less: Net loss attributable to non-controlling interests	2,992	0.57	-	-
Net loss attributable to the Company	(35,226)	(6.66)	(366,315)	(281.04)

Revenue. Starting in the second quarter of 2018, we commenced to provide various consulting services to our customers, especially those who have the intention to be publicly listed primarily on the stock exchanges in the United States, and service income from the provision of these consulting services totaled $471,850 in the three months ended September 30, 2018. Through our VIE, Porter Consulting, we also promote payment services of a third-party payment service provider to merchants in Shenzhen and in return share a portion of the processing fees earned by the third-party payment service provider as commission. Our commission totaled $52,632 for the three months ended September 30, 2018, compared to $70,536 for the same period last year. In addition, during the three months ended September 30, 2018 and 2017, through Portercity we earned service income of $nil and $59,808, respectively, from organizing and delivering events and forums to our merchant clients.

Cost of revenue.  Our cost of revenue includes mainly includes fees paid to our sales agents.  Our cost of revenue was $79,980 for the three months ended September 30, 2018 compared to $96,428 for the same period last year.

Gross profit and gross margin. Our gross profit was $449,077 for the three months ended September 30, 2018, compared with $33,916 for the same period last year. Gross profit as a percentage of revenue (gross margin) was 84.88% for the three months ended September 30, 2018, compared to 26.02% for the same quarter last year.

General and administrative expenses. Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations.  Our general and administrative expenses increased by $85,990 to $485,930 for the three months ended September 30, 2018, compared to $399,940 for the same period in 2017. We incurred more professional staff salary as we expanded our consulting services to customers.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $38,218 for the three months ended September 30, 2018, compared with a net loss of $366,315 for the same period in 2017.

Comparison of Nine Months Ended September 30, 2018 and 2017

The following table sets forth key components of our results of operations during the nine months ended September 30, 2018 and 2017, both in dollars and as a percentage of our revenue.

	Nine Months Ended September 30,
	2018		2017
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$1,111,437	100.00	$1,615,070	100.00
Cost of revenue	(146,132)	(13.15)	(1,660,732)	(102.83)
Gross profit (loss)	965,305	86.85	(45,662)	(2.83)
Operating expenses
General and administrative expenses	(1,368,575)	(123.13)	(1,127,652)	(69.82)
Loss from operations	(403,270)	(36.28)	(1,173,314)	(72.65)
Other income (expense)	473	0.04	(10,168)	(0.63)
Loss before income taxes	(402,797)	(36.24)	(1,183,482)	(73.28)
Income tax expense	(1,517)	(0.14)	(1,827)	(0.11)
Net loss	(404,314)	(36.38)	(1,185,309)	(73.39)
Less: Net loss attributable to non-controlling interests	2,992	0.27	-	-
Net loss attributable to the Company	(401,322)	(36.11)	(1,185,309)	(73.39)

Revenue. Our revenue was $1,111,437 for the nine months ended September 30, 2018, compared to $1,615,070 for the same period last year. Starting from the second quarter of 2018, we commenced to provide various consulting services to our customers, especially those who have the intention to be publicly listed primarily on the stock exchanges in the United States, and service income from the provision of these consulting services totaled $948,063 in the nine months ended September 30, 2018. In the nine months ended September 30, 2017, through Porter Consulting we also promoted the payment service of a third-party payment service provider to merchants in Shenzhen and in return share a portion of the processing fees earned by the third-party payment service provider as commission. Our commission totaled $151,821 and $271,059 for the nine months ended September 30, 2018 and 2017, respectively.  In addition, during the nine months ended September 30, 2018 and 2017, we through Portercity earned service income of $nil and $1,303,432 from organizing and delivering an event and forum to our merchant clients in May 2017.

Cost of revenue.  Our cost of revenue was $146,132 for the nine months ended September 30, 2018 compared to $1,660,732 for the same period last year. Our cost of revenue mainly includes fees paid to our sales agents and the cost incurred in relation to a forum which was held in May 2017. In the nine months ended September 30, 2017, we incurred a cost of $1,449,645 for organizing a forum in May 2017.

Gross profit (loss) and gross margin. Our gross profit was $965,305 for the nine months ended September 30, 2018 compared with a gross loss of $45,662 for the same period last year. The gross loss incurred during the nine month period ended September 30, 2017 was primarily resulted from the cost for organizing a forum in May 2017. Gross profit as a percentage of revenue (gross margin) was 86.85% for the nine months ended September 30, 2018 compared to a gross loss of 2.83% for the nine months ended September 30, 2017.

General and administrative expenses. Our general and administrative expenses increased by $240,923 to $1,368,575 for the nine months ended September 30, 2018, from $1,127,652 for the same period in 2017. We incurred more professional staff salary as we expanded our consulting services to customers.

Net loss. As a result of the cumulative effect of the factors described above, our net loss decreased by $780,995, to $404,314 for the nine months ended September 30, 2018 from $1,185,309 for the same period in 2017.

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

Currently we spend approximately $160,000 per month for basic operations. During the next 12 months, we expect to incur the same amount of expenses each month. However, as we work to expand our operations, we expect to incur significant research, marketing and development costs and expenses on our online service platforms that meet the constantly evolving industry standards and consumer demands. We will also need to hire additional employees in order to provide new services and accommodate new clients.

Liquidity and Capital Resources

Working Capital

	September 30, 2018	December 31, 2017
Current Assets	$875,011	$433,988
Current Liabilities	3,366,996	2,603,461
Working Capital Deficiency	$2,491,985	$2,169,473

As of September 30, 2018, we had cash and cash equivalents of $476,882. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Going Concern Uncertainties

 The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred recurring losses from operations resulting in an accumulated deficit of $3,434,760 as of September 30, 2018, and we currently have net working capital deficit of $2,491,985. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. We may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. Our sources of capital in the past have included borrowings from our stockholders and related parties. We believe that our current cash and financing from our existing stockholders are adequate to support operations for at least the next 12 months.

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(52,813)	$(1,038,154)
Net cash used in investing activities	(64,941)	(78,932)
Net cash provided by financing activities	372,961	287,414
Effect of exchange rate changes on cash and cash equivalents	(18,397)	24,750
Net increase (decrease) in cash and cash equivalents	236,810	(804,922)
Cash and cash equivalents at the beginning of period	240,072	1,018,313
Cash and cash equivalents at the end of period	$476,882	$213,391

Operating Activities

Net cash used in operating activities was $52,813 for the nine months ended September 30, 2018, as compared to $1,038,154 for the nine months ended September 30, 2017. The net cash used in operating activities for the nine months ended September 30, 2018 was mainly due to our net loss of $404,314 and an increase in accounts receivable of $306,607, partially offset by an increase in deferred revenue of $511,631 and a decrease in prepayments and other receivables of $109,289.

Investing Activities

Net cash used in investing activities was $64,941 for the nine months ended September 30, 2018, as compared to $78,932 for the nine months ended September 30, 2017.  The net cash used in investing activities for the nine months ended September 30, 2018 was mainly attributable to purchase of property, plant and equipment of $64,941. The net cash used in investing activities for the nine months ended September 30, 2017 was mainly attributable to net investments in short-term investments of $173,739, partially offset by repayment from related parties of $100,694.

Financing Activities

Net cash provided by financing for the nine months ended September 30, 2018 was $372,961, as compared to $287,414 for the nine months ended September 30, 2017. During the first three quarters of 2018, we obtained advances of $1,689,205 from shareholders and repaid $1,417,613 to related parties. During the first three quarters of 2017, we obtained advances of $719,174 from shareholders and repaid $431,760 to related parties.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2018:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts due to shareholders	$2,638,554	$2,638,554	$-	$-	$-
Other payables	207,052	207,052	-	-	-
Leases	916,617	219,988	439,976	256,653	-
Capital contribution to a subsidiary	87,362	-	-	-	87,362
TOTAL	$3,849,585	$3,065,594	$439,976	$256,653	$87,362

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

Capital Expenditures

We incurred capital expenditures of $64,941 and $5,887 in the nine months ended September 30, 2018 and 2017, respectively.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

Our condensed consolidated financial information has been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. There have been no material changes to the critical accounting policies previously disclosed in our audited consolidated financial statements for the year ended December 31, 2017 included in the Annual Report on Form 10-K filed on March 30, 2018. Please refer to Note 2 to our condensed consolidated financial statements, “Summary of Significant Accounting Policies –Recently issued accounting pronouncements,” for a discussion of relevant pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2018 due to the following material weaknesses that our management identified in our internal control over financial reporting as of September 30, 2018:

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

2)

We did not maintain appropriate cash controls — As of September 30, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3)

We did not implement appropriate information technology controls – As of September 30, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our financial statements as of and for the period ended September 30, 2018 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

Date: November 14, 2018

PORTER HOLDING INTERNATIONAL, INC.

By:	/s/ Zonghua Chen
Zonghua Chen
Chief Executive Officer and Chief Financial Officer