Form 10-K
period 2018-12-31
Porter Holding International, Inc.
filed 2019-04-15
CIK 1605810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the last sale price of $4.44 per share) was approximately $524 million. Shares of the registrant’s common stock beneficially held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 508,110,000 shares of the registrant’s common stock outstanding as of April 12, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PORTER HOLDING INTERNATIONAL, INC.

Annual Report on Form 10-K

INTRODUCTORY NOTE

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in this annual report, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

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

As a result of the above contractual arrangements, or the Contractual Arrangements, we maintain substantial control over the VIEs’ daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval.  Furthermore, as the primary beneficiary of the VIEs, we are entitled to consolidate the financial results of the VIEs in our own consolidated financial statements under Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities, or ASC Topic 810.

In the opinion of Guang Dong LianRui Law Firm, our PRC legal counsel:

●	the ownership structures of our wholly-foreign owned enterprise and VIEs in China do not and will not violate any applicable PRC law, regulation, or rule currently in effect; and

●

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

Our Business Plan

With the development of mobile Internet, e-commerce, social networks, physical stores and the coming of big data economy era, the online and offline worlds are becoming increasingly more integrated. The Online to Offline (O2O) business model that contains the original business-to-business (B2B), business-to-consumer (B2C) and consumer-to-consumer (C2C) is in the rapid development., O2O is no longer a one-way consumption model, which neither merely guides traditional purchasers to consume online nor only leads online consumers to enjoy offline experience or service.

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

We are a commercial platform provider that offers “O2O (network + entity)*service” and only focus on commodities and merchants. First, we provide commodities with concrete platforms and operation in terms of online marketing coverage and offline marketing services. The online marketing coverage refers to services such as global display of commodities information, sales, procurement, payment. The offline marketing services include offline storage, logistics, distribution, exhibition, order, wholesale, retail, brokerage, purchasing, after-sales services, which can certainly be synchronized with the online marketing coverage.

Secondly, we provide merchants with concrete platforms and operation in terms of online marketing coverage and offline marketing services. The online marketing coverage for merchants refers to services such as global promotion of corporate brand & image of merchants, layout of distributor and agency channels, sharing of supply and demand information, creation of commercial credit, recruitment of talents. The offline marketing services are offered to merchants with value-added services such as brand marketing, financial services, credit guarantees, capital market access and public listing, training, education, summits, government relations, and third-party professional services referrals.

Specifically, we are currently developing and plan to provide following core products and services to our customers:

1. Our PT37.com platform (also known as "platform business opportunity" with ICP qualification, established and went into operation at 2009), is a commercial cloud platform, in which all kinds of global small and medium-sized enterprises can apply for access and obtain services free of charge. It is a professional information-supply-and-demand platform with high degree of flexibility, in which enterprises could achieve enterprise informatization within a short time. Through the platform, the enterprises can internally realize IMIS information management and externally release information, display product and services. At present, the categories of products on the pt37.com platform include books, videos, instruments, household appliances, electronic products, home furniture, clothing, automobiles, toys, food and beauty. Each category could be further divided into sub-categories with various search criteria and parameters, allowing merchants to accurately search for information and increase the relevance of searched results. Currently, there are millions of member companies registered on the platform. We do not charge them but we will select high-quality merchant customers based on the transaction volume to enter our O2O platform for operation. In other words, this is a customer resources screening pool as well as the starting point of our "O2O (Network + Entity) * Services" business model.

2. Our 17yugo.com platform (also known as: Porter E-Mall, with ICP qualifications, established and went into operation at 2018) is the online section of our "O2O (Network + Entity) * Services" business model. Currently hundreds of merchants have been selected from member enterprises and thousands of goods of origin have been stationed. In the future, these merchants and products will be stationed in offline Port City simultaneously, and the layout of Porter E-Mall will be synchronized with the physical Port City.

3. Our Port City platform is offline section of our "O2O (Network + Entity) * Services" business model. Regional center cities are top choices of Port City, which may cover more than 1 million square meters. Each Port City will have functions including exhibition, brokerage, procurement, wholesale, order, hotel, conference, warehousing, logistics, distribution and payment. At the same time, within the 200-kilometer range around the Potter City, the traditional 50-square-meter physical stores will be upgraded to form “satellite” physical stores in Porter City with in-depth sales and other services.

Port City platform is built by third parties or through cooperation with third-party property owners. We conduct management and profit earning through operating the platform. The first physical Port City is currently under construction, and the upgrades of nearly thousands of “satellite” stores have been completed.

4. Our payment platform is dedicated to the development of internet software and hardware services for enterprises and individuals. At present, the external services include Internet payment, mobile payment, POS machine receipt, electronic technology development, and Internet marketing services, while the internal services are to provide payment services for our own O2O platform.

Since 2017 and 2018, we have carried out a large number of value-added services for all of our merchant members and customers based on the simultaneous operation of the “O2O (Network + Entity) * Service” business model, and thus earned revenues. In 2017, by collecting conference fees, we organized member companies to conduct new economic summits and forums to preach and disseminate our “O2O (network + entity) * service” business model. In 2018, we began to screen member merchant enterprises to enter our O2O platform, and provided them with “O2O (network + entity) * service” commercial operation services. For those qualified enterprises, we offer public listing consulting services, which help us achieve good returns. At the beginning of 2019, we began to expand the global trade and commodity import and export business of the stationed enterprises.

Investment and Corporate Management Consulting Services

According to the development demand and future goals of our customers, in 2018 we started to offer a series of services such as business planning, financial guidance, business matching and guidance for listing primarily in the United States. At present, in our customer pool, many small and medium-sized enterprises have increased their public awareness. They are seeking the potential advantages of being a listed company and striving for obtaining the recognition of international capital to accelerate their corporate expansion. But many enterprises themselves may not be familiar with the listing requirements, laws and regulations of different capital markets, and the process of obtaining financing from overseas markets.

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

Each phase of consulting services is standalone and fees associated with each phase are usually clearly identified in service agreements. Revenue from providing Phase I and Phase II consulting services to customers is recognized ratably over the estimated completion period of each phase only when we have an enforceable right to payment for performance completed to date. Otherwise, such revenue is recognized at a point in time when services are delivered and accepted by customers. Revenue from providing Phase III consulting services to customers is recognized upon completion of reverse merger transaction or IPO transaction, which is evidenced by filing of an 8-K for reverse merger transaction or receipt of effective notice from regulatory agencies for IPO transactions. Revenue that has been billed and not yet recognized is reflected as deferred revenue on the consolidated balance sheets.

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

On June 28, 2018, Portercity and Mr. Zhibo Mao established Weifang Portercity in Weifang, Shandong Province, the PRC, with a registered capital of RMB1,000,000 (approximately $146,000). Portercity and Mr. Zhibo Mao hold 60% and 40% equity interest in Weifang Portercity, respectively. Weifang Portercity is intended to be engaged in the business of providing various consulting services to its clients, especially to those who have the intention to be publicly listed in the stock exchanges in the United States and other countries. As of December 31, 2018, Weifang Portercity has not commenced operations.

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

Starting from the second quarter of 2018, through Portercity and Porter Commercial, we have been providing investment and corporate management consulting services to our clients, especially those who have the intention to be publicly listed in the stock exchanges in the United States and other countries. They are usually small and medium-sized enterprises based in China.

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

The ICP Measures further stipulate that entities providing online information services in areas of news, publishing, education, medicine, health, pharmaceuticals and medical equipment must obtain permission from responsible national authorities prior to applying for an operating license from MIIT or its local branch at the provincial or municipal level. Moreover, ICPs must display their operating license numbers in a conspicuous location on their websites.  ICPs must police their websites to remove categories of harmful content that are broadly defined. Currently, our VIE, Portercity holds an ICP license which was issued on March 7, 2014, expiring on March 7, 2019. We are currently in the process of renewing our ICP license.

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

Foreign Currency Exchange

Under the Foreign Currency Administration Rules promulgated in 1996 and revised in 1997, and various regulations issued by state administration of foreign exchange (SAFE) and other relevant PRC government authorities, RMB is convertible into other currencies without prior approval from SAFE only to the extent of current account items, such as trade related receipts and payments, interest and dividends and after complying with certain procedural requirements. The conversion of RMB into other currencies and remittance of the converted foreign currency outside PRC for the purpose of capital account items, such as direct equity investments, loans and repatriation of investment, requires the prior approval from SAFE or its local office. Payments for transactions that take place within China must be made in RMB. Unless otherwise approved, PRC companies must repatriate foreign currency payments received from abroad. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by SAFE or its local office. Unless otherwise approved, domestic enterprises must convert all of their foreign currency proceeds into RMB.

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

Dividend Distributions

Under applicable PRC regulations, foreign invested enterprises (FIEs) in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a FIE in China is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

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

In addition, under the enterprise income tax (EIT) Law, the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates, which was issued on January 29, 2008, the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, which became effective on December 8, 2006, and the Notice of the State Administration of Taxation Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties, which became effective on October 27, 2009, dividends from our PRC operating subsidiaries paid to us through our Hong Kong subsidiary may be subject to a withholding tax at a rate of 10%, or at a rate of 5% if our Hong Kong subsidiary is considered a “beneficial owner” that is generally engaged in substantial business activities and entitled to treaty benefits under the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion.

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

Employees

As of December 31, 2018, we had a total of 63 employees, all of whom are full-time employees. The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
Finance	5
Sales and Marketing	23
IT and Engineering	16
General and Administrative	19
Total	63

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages. We believe we maintain good relations with our employees.

Available Information

We make available free of charge, on or through our website, http://www.cnporter.com/index.html, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC. The SEC maintains a website that contains our reports, proxy and information statements, and our other SEC filings. The address of the SEC’s website is www.sec.gov. Information appearing on our website is not part of any report that we file with the SEC.

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

Risks Related to Our Business

As the Company has working capital deficiency and accumulated deficit, there is substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern.  As discussed in Note 2 to the consolidated financial statements included with this report, we had a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years as of December 31, 2018. These conditions raise substantial doubt about our ability to continue as a going concern.  The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. There can be no assurance that we will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate the material weaknesses or maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

To implement Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. Under current law, we are subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of the internal controls, assuming our filing status remains as a smaller reporting company. A report of our management is included under Item 9A of this Annual Report on Form 10-K. Our management has identified the following material weaknesses in our internal control over financial reporting:

(1)     We did not hold any formal board meetings or shareholders meetings during the last fiscal year;

(2)     We do not have an audit committee;

(3)     We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements;

(4)     We do not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements of revenue process;

(5)     We have not maintained sufficient internal controls over cash related controls, including failure to segregate cash handling and accounting functions and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that we had limited transactions in our bank accounts; and

(6)     We retain copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors. We did not implement appropriate information technology controls.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have taken measures and plan to continue to take measures to remedy this material weakness. However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

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

We may incur losses in the future, and may not be able to return to profitability, which may cause the market price of our shares to decline.

We incurred a net profit of $1.4 million in 2018 and net loss of $1.5 million in 2017. We did not earn any revenue until we acquired Porter Consulting towards the end of fiscal 2016. Our ability to achieve profitability, therefore, depends on the competitiveness of our future products and services as well as our ability to control costs and to provide new products and services to meet the market demands and attract new customers. Due to the numerous risks and uncertainties associated with the development of our business, we cannot guarantee that we may be able to achieve profitability in the short-term or long-term.

Our results of operations and cash flows may fluctuate due to the non-recurring nature of our going public consulting services provided to our clients.

We generated the bulk of our total revenues from going public consulting services provided to small and medium-sized enterprises in China. Unlike other service businesses that have the potential of retaining their clients for long-term and recurring services, our consulting contractual relationships with our clients usually last for 12 months and there is no recurring business from our clients once they become public companies. Therefore, we face the constant challenge of identifying and recruiting new clients in order to maintain our operations and cash flows, which are difficult for us to predict from year to year.

In addition, even though we screen our prospective clients carefully before entering into service agreements, occasionally we have to discontinue our consulting services due to a variety of unforeseeable reasons such as the client’s shortage in funds, disagreements regarding the going public process, changes in the client’s business and expectations, among others. Due to the fact that our consulting fee is paid on installments, we will not be able to realize the complete contracted amounts under these circumstances, without getting into potentially costly litigations.

If we fail to hire, train and retain qualified managerial and other employees, our business and results of operations could be materially and adversely affected.

We place substantial reliance on the consulting and financial service industry experience and knowledge of our senior management team as well as their relationships with other industry participants. The loss of the services of one or more members of our senior management could hinder our ability to effectively manage our business and implement our growth strategies. Finding suitable replacements for our current senior management could be difficult, and competition for such personnel of similar experience is intense. If we fail to retain our senior management, our business and results of operations could be materially and adversely affected.

Our consulting service personnel are critical to maintaining the quality and consistency of our services, brand and reputation. It is important for us to attract qualified managerial and other employees who have experience in consulting services and are committed to our service approach. There may be a limited supply of such qualified individuals. We must hire and train qualified managerial and other employees on a timely basis to keep pace with our rapid growth while maintaining consistent quality of services across our operations. We must also provide continuous training to our managerial and other employees so that they are equipped with up-to-date knowledge of various aspects of our operations and can meet our demand for high-quality services. If we fail to do so, the quality of our services may decrease, which in turn, may cause a negative perception of our brand and adversely affect our business.

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

Mr. Zonghua Chen, our Chairman, President, Chief Executive Officer, Chief Financial Officer and the beneficial owner of 5.9% of our outstanding Common Stock owns 40% of the equity interests in Portercity and its wholly owned subsidiaries, from whom we derived all of our revenue in the fiscal year ended December 31, 2018, pursuant to the Contractual Arrangements. As a result, conflicts of interest may arise from time to time and these conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

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

Our Company, PGL, PPBGL and Qianhai Porter are considered foreign investors or foreign invested enterprises under PRC law. As a result, Uni Line Corp., PGL, PPBGL and Qianhai Porter are subject to certain limitations under PRC law on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

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

Substantial uncertainties exist with respect to the interpretation and implementation of the newly enacted PRC Foreign Investment Law, which may materially impact the viability of our current corporate structure.

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law, which will come into effect on January 1, 2020 and replace the existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. However, since it is relatively new, uncertainties still exist in relation to its interpretation and implementation. For instance, the Foreign Investment Law has a catch-all provision under the definition of “foreign investment” which includes investments made by foreign investors in China through means stipulated in laws or administrative regulations or other methods prescribed by the State Council. Though the Foreign Investment Law does not explicitly classify contractual arrangements as a form of foreign investment, there is no assurance that foreign investment via contractual arrangement would not be interpreted as a type of indirect foreign investment activities under the definition in the future. The State Council may in the future promulgate laws and regulations that deem investments made by foreign investors through contractual arrangements as “foreign investment,” and our VIE contractual arrangements may be subject to and be deemed to violate the market entry requirements in China. Furthermore, if future laws, administrative regulations or provisions prescribed by the State Council mandate further actions to be taken by companies with respect to existing VIE contractual arrangements, we may face substantial uncertainties as to whether we can complete such actions in a timely manner, or at all. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operations.

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

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

PRC regulations relating to investments in offshore companies by PRC residents may subject our PRC-resident beneficial owners or our PRC subsidiary to liability or penalties, limit our ability to inject capital into our PRC subsidiary or limit our PRC subsidiary's ability to increase their registered capital or distribute profits.

SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 requires PRC residents to register with local branches of the SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls. According to the Notice on Further Simplifying and Improving Policies for the Foreign Exchange Administration of Direct Investment released on February 13, 2015 by SAFE, local banks will examine and handle foreign exchange registration for overseas direct investment, including the initial foreign exchange registration and amendment registration, under SAFE Circular 37 from June 1, 2015.

According to SAFE Circular 37, our shareholders or beneficial owners, who are PRC residents, are subject to SAFE Circular 37 or other foreign exchange administrative regulations in respect of their investment in our company. We have notified substantial beneficial owners of common stock who we know are PRC residents of their filing obligations. Nevertheless, we may not be aware of the identities of all of our beneficial owners who are PRC residents. We do not have control over our beneficial owners and there can be no assurance that all of our PRC-resident beneficial owners will comply with SAFE Circular 37 and subsequent implementation rules, and there is no assurance that the registration under SAFE Circular 37 and any amendment will be completed in a timely manner, or will be completed at all. The failure of our beneficial owners who are PRC residents to register or amend their foreign exchange registrations in a timely manner pursuant to SAFE Circular 37 and subsequent implementation rules, or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in SAFE Circular 37 and subsequent implementation rules, may subject such beneficial owners or our PRC subsidiary to fines and legal sanctions. Such failure to register or comply with relevant requirements may also limit our ability to contribute additional capital to our PRC subsidiary and limit our PRC subsidiary’s ability to distribute dividends to our company. These risks may have a material adverse effect on our business, financial condition and results of operations.

Furthermore, SAFE Circular 37 is unclear how this regulation, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant PRC government authorities, and we cannot predict how these regulations will affect our business operations or future strategy. Failure to register or comply with relevant requirements may also limit our ability to contribute additional capital to our PRC subsidiaries and limit our PRC subsidiaries’ ability to distribute dividends to us. These risks could in the future have a material adverse effect on our business, financial condition and results of operations.

PRC regulation of loans to, and direct investment in, PRC entities by offshore holding companies and governmental control of currency conversion may restrict or prevent us from using the proceeds of our future financings to make loans to our PRC subsidiary and our consolidated VIEs, or to make additional capital contributions to our PRC subsidiary.

We, as a holding company, are permitted under PRC laws and regulations to provide funding to our PRC subsidiary, which are treated as foreign-invested enterprises under PRC laws, through loans or capital contributions. However, loans by us to our PRC subsidiary to finance its activities cannot exceed statutory limits and must be registered with the local counterpart of SAFE and capital contributions to our PRC subsidiary are subject to the requirement of making necessary filings in the Foreign Investment Comprehensive Management Information System, and registration with other governmental authorities in China.

SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or Circular 19, effective on June 1, 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign- Invested Enterprises, or Circular 142, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, or Circular 59, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or Circular 45. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of bank loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether SAFE will permit such capital to be used for equity investments in the PRC in actual practice. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to grant loans to non-associated enterprises. Violations of SAFE Circular 19 and Circular 16 could result in administrative penalties. Circular 19 and Circular 16 may significantly limit our ability to transfer any foreign currency we hold, including the net proceeds from our future financings, to our PRC subsidiary, which may adversely affect our liquidity and our ability to fund and expand our business in the PRC.

Due to the restrictions imposed on loans in foreign currencies extended to any PRC domestic companies, we are not likely to make such loans to any of our consolidated VIEs and their subsidiaries, each a PRC domestic company. Meanwhile, we are not likely to finance the activities of our consolidated VIEs and their subsidiaries by means of capital contributions given the restrictions on foreign investment in the businesses that are currently conducted by our consolidated VIEs and their subsidiaries.

In light of the various requirements imposed by PRC regulations on loans to, and direct investment in, PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans to our PRC subsidiary or any consolidated variable interest entity or future capital contributions by us to our PRC subsidiary. As a result, uncertainties exist as to our ability to provide prompt financial support to our PRC subsidiary or consolidated VIEs and their subsidiaries when needed. If we fail to complete such registrations or obtain such approvals, our ability to use foreign currency, including the proceeds we received from our future financings, and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

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

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the EIT Law. On November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises. According to the Criteria of de facto Management Bodies, or the Notice, further interprets the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10%, when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person, nor detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for the PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although, under the EIT Law and its implementing rules, dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued a guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for the PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation, which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC stockholders from transferring our shares.

If we were treated as a “resident enterprise” by the PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be used as a credit to reduce our U.S. tax.

We and our stockholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a Chinese establishment of a non-Chinese company, or immovable properties located in China owned by non-Chinese companies.

In October 2017, the State Administration of Taxation issued the Bulletin on Issues Concerning the Withholding of Non-PRC Resident Enterprise Income Tax at Source, or Bulletin 37, which replaced the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises issued by the State Administration of Taxation on December 10, 2009, and partially replaced and supplemented rules under the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or Bulletin 7, issued by the State Administration of Taxation on February 3, 2015. Pursuant to Bulletin 7, an “indirect transfer” of PRC assets, including a transfer of equity interests in an unlisted non-PRC holding company of a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of the underlying PRC assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. According to Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in China, immoveable properties located in China, and equity investments in PRC resident enterprises and any gains from the transfer of such asset by a direct holder, who is a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In the case of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and may consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to immoveable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. Pursuant to Bulletin 37, the withholding agent shall declare and pay the withheld tax to the competent tax authority in the place where such withholding agent is located within 7 days from the date of occurrence of the withholding obligation, while the transferor is required to declare and pay such tax to the competent tax authority within the statutory time limit according to Bulletin 7. Late payment of applicable tax will subject the transferor to default interest. Both Bulletin 37 and Bulletin 7 do not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange.

There is uncertainty as to the application of Bulletin 37 or previous rules under Bulletin 7. We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries or investments. Our company may be subject to filing obligations or taxes if our company is transferor in such transactions, and may be subject to withholding obligations if our company is transferee in such transactions, under Bulletin 37 and Bulletin 7. For transfer of shares in our company by investors that are non-PRC resident enterprises, our PRC subsidiary may be requested to assist in the filing under Bulletin 37 and Bulletin 7. As a result, we may be required to expend valuable resources to comply with Bulletin 37 and Bulletin 7 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that our company should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” until the end of 2019, although circumstances could cause us to lose that status earlier, including if we become a large accelerated filer or if we have issued an aggregate of $1 billion in non-convertible debt during the preceding 3 years.  We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

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

Market Information

Our common stock is quoted and traded on the OTCQB market under the symbol “ULNV.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Approximate Number of Holders of Our Common Stock

As of April 12, 2019, there were approximately 287 holders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name”. We believe the actual number of stockholders is greater than the number of holders of record.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2018 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2018 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year ended December 31, 2018.

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

According to the development demand and future goals of our customers, in 2018 we started to offer a series of services such as business planning, financial guidance, business matching and guidance for listing primarily in the United States. At present, in our customer pool, many small and medium-sized enterprises have increased their public awareness. They are seeking the potential advantages of being a listed company and striving for obtaining the recognition of international capital to accelerate their corporate expansion. But many enterprises themselves may not be familiar with the listing requirements, laws and regulations of different capital markets, and the process of obtaining financing from overseas markets.

In order to help our customers who intend to access to overseas capital markets, we have a team of experienced professionals who have professional knowledge of the listing rules and regulations of various capital markets. We will make full use of our expertise and resources in the capital markets to assist these customers to achieve their goals.

Results of Operations

Comparison of Years Ended December 31, 2018 and 2017

The following table sets forth key components of our results of operations during the years ended December 31, 2018 and 2017, both in dollars and as a percentage of our revenue.

	Years Ended December 31,
	2018		2017
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$3,454,247	100.00	$1,701,977	100.00
Cost of revenue	(146,296)	(4.24)	(1,729,340)	(101.61)
Gross profit (loss)	3,307,951	95.76	(27,363)	(1.61)
Operating expenses
General and administrative expenses	(1,915,256)	(54.45)	(1,515,349)	(89.03)
Profit (loss) from operations	1,392,695	40.31	(1,542,712)	(90.64)
Other income	11,693	0.34	33,910	1.99
Income (loss) before income taxes	1,404,388	40.65	(1,508,802)	(88.65)
Income tax expense	-	-	144	0.01
Net income (loss)	1,404,388	40.65	(1,508,658)	(88.64)
Less: Net loss attributable to non-controlling interests	2,454	0.07	-	-
Net income (loss) attributable to Porter Holding International Inc. common stockholders	1,406,842	40.72	(1,508,658)	(88.64)

Revenue. Our revenue was $3,454,247 for the year ended December 31, 2018, compared to $1,701,977 for the same period last year. Starting from the second quarter of 2018, we commenced to provide various consulting services to our customers, especially those who have the intention to be publicly listed primarily on the stock exchanges in the United States, and service income from the provision of these consulting services totaled $3,234,894 for the year ended December 31, 2018. During the year ended December 31, 2017, through Porter Consulting we also promoted the payment service of a third-party payment service provider to merchants in Shenzhen and in return share a portion of the processing fees earned by the third-party payment service provider as commission. Our commission totaled $153,693 and $333,353 for the years ended December 31, 2018 and 2017, respectively.  In addition, during the years ended December 31, 2018 and 2017, we through Portercity earned service income of $nil and $1,315,721 from organizing and delivering an event and forum to our merchant clients in May 2017.

Cost of revenue.  Our cost of revenue was $146,296 for the year ended December 31, 2018 compared to $1,729,340 for the same period last year. Our cost of revenue mainly includes fees paid to our sales agents and the cost incurred in relation to a forum which was held in May 2017. During the year ended December 31, 2017, we incurred a cost of $1,506,018 for organizing a forum in May 2017.

Gross profit (loss). Our gross profit was $3,307,951 for the year ended December 31, 2018 compared with a gross loss of $27,363 for the same period last year. The gross loss incurred during the year ended December 31, 2017 was primarily resulted from the cost for organizing a forum in May 2017. Gross profit as a percentage of revenue (gross margin) was 95.76% for the year ended December 31, 2018 compared to a gross loss of 1.61% for the year ended December 31, 2017.

General and administrative expenses.  Our general and administrative expenses increased by $399,907 to $1,915,256 for the year ended December 31, 2018, from $1,515,349 for the same period in 2017. We incurred more professional staff salary as we expanded our consulting services to customers.

Net income (loss). As a result of the cumulative effect of the factors described above, our net loss decreased by $2,913,046, to net profit of $1,404,388 for the year ended December 31, 2018 from net loss of $1,508,658 for the same period in 2017.

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

Currently we spend approximately $160,000 per month for basic operations. During the next 12 months, we expect to incur the same costs as the current monthly expenses. However, as we strive to expand our new business, we may need to hire more employees to provide new services and accommodate new customers.

Liquidity and Capital Resources

Working Capital

	December 31, 2018	December 31, 2017
Current Assets	$1,486,197	$433,988
Current Liabilities	2,192,678	2,603,461
Working Capital Deficiency	$706,481	$2,169,473

As of December 31, 2018, we had cash and cash equivalents of $728,121. To date, we have financed our operations primarily through borrowings from our stockholders and related parties.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. Our records indicate an accumulated deficit of $1,626,596 as of December 31, 2018, and we currently have net working capital deficit of $706,481. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. We may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. Our sources of capital in the past have included borrowings from our stockholders and related parties. If we are unable to generate profitable operations and/ or obtaining the necessary financing, we may be forced to curtail operations.

	Years Ended December 31,
	2018	2017
Net cash provided by (used in) operating activities	$1,011,418	$(1,352,203)
Net cash (used in) provided by investing activities	(73,072)	176,564
Net cash (used in) provided by financing activities	(423,236)	364,948
Effect of exchange rate changes on cash and cash equivalents	(27,061)	32,450
Net increase (decrease) in cash and cash equivalents	488,049	(778,241)
Cash and cash equivalents at the beginning of year	240,072	1,018,313
Cash and cash equivalents at the end of year	$728,121	$240,072

Operating Activities

Net cash provided by operating activities was $1,011,418 for the year ended December 31, 2018, as compared to $1,352,203 net cash used in operating activities for the year ended December 31, 2017. The net cash provided by operating activities for the year ended December 31, 2018 was mainly due to our net income of $1,404,388, a decrease in prepayments and other receivables of $126,602 and an increase in accruals and other payables of $221,867, partially offset by increase in accounts receivable of $726,500.

Investing Activities

Net cash used in investing activities was $73,072 for the year ended December 31, 2018, as compared to $176,564 net cash provided by investing activities for the year ended December 31, 2017. The cash used in investing activities in 2018 was mainly attributable to purchase of property, plant and equipment of $73,108. The cash provided by investing activities in 2017 was mainly attributable to net decrease in investments in short- term investments of $99,065 and repayment from related parties of $101,199.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2018 was $423,236, as compared to $364,948 net cash provided by financing activities for the year ended December 31, 2017. During the year of 2018, we repaid $1,200,556 to related parties and obtained advances of $719,142 from shareholders. During the year of 2017, we obtained advances of $918,891 and $221,032 from shareholders and related parties, respectively, and repaid $774,975 to related parties.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of December 31, 2018:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Amounts due to shareholders	$1,659,262	$1,659,262	$—	$—	$—
Amounts due to related parties	183,545	183,545	—	—	—
Accruals and other payables	214,558	214,558	—	—	—
Leases	915,617	219,748	439,496	256,373	—
TOTAL	$2,972,982	$2,277,113	$439,496	$256,373	$—

There is a substantial doubt about our ability to continue as a going concern. If we are unable to generate profitable operations and/ or obtaining the necessary financing, we may be forced to curtail operations. We may also in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our business or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Capital Expenditures

We incurred capital expenditures of $73,108 and $23,700 for the years ended December 31, 2018 and 2017, respectively.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements:

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

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that we expect to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. We adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

The new revenue standards became effective for us on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change our revenue recognition as the majority of our revenues continue to be recognized when the customer takes control of its product or services. As we did not identify any accounting changes that impacted the amount of reported revenues with respect to our service revenues, no adjustment to accumulated deficit was required upon adoption.

Under the new revenue standards, we recognize revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Revenues are recognized when control of the promised goods or services is transferred to our customers, which may occur at a point in time or over time depending on the terms and conditions of the agreement, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The third-party payment provider is a China UnionPay card acquiring institution and earns processing fees from China UnionPay card transactions. We via Porter Consulting promote the payment service of the third-party payment service provider to merchants in Shenzhen and share a portion of the processing fees earned by the third-party payment service provider from China UnionPay, as commission.

Starting from the second quarter of 2018, we via Portercity provide various consulting services to its clients, especially to those who have the intention to be publicly listed in the stock exchanges in the United States and other countries. We categorize its consulting services into three phases:

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

Under ASC Topic 606, in order to recognize revenue, we are required to identify an approved contract with commitments to perform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. Each phase of consulting services is standalone and fees associated with each phase are usually clearly identified in service agreements. Revenue from providing Phase I and Phase II consulting services to customers is recognized ratably over the estimated completion period of each phase only when we have an enforceable right to payment for performance completed to date. Otherwise, such revenue is recognized at a point in time when services are delivered and accepted by customers. Revenue from providing Phase III consulting services to customers is recognized upon completion of reverse merger transaction or IPO transaction, which is evidenced by filing of 8-K for reverse merger transaction or receipt of effective notice from regulatory agencies for IPO transaction. Revenue that has been billed and not yet recognized is reflected as deferred revenue on the consolidated balance sheets.

Depending on the complexity of the underlying service arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant on going obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earnings process occurs. Depending on the magnitude of specific revenue arrangements, adjustment may be made to the judgments, assumptions and estimates regarding contracts executed in any specific period.

In accordance with ASC 606, we evaluate whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned by PPBGL as commissions. When we are primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenues are recorded on a gross basis. When we are not the primary obligor, do not bear the inventory risk and do not have the ability to establish the price, revenues are recorded on a net basis. During the year ended December 31, 2018, we determined that we were not the primary obligor in it cosmetic trading business, when control of the products were transferred, being at the point the products were delivered to the customer and the customer accepted the products, and there was no unfulfilled obligation that could affect the customer’s acceptance of the products.

VIE Consolidation

The Company’s VIEs with the exception of Weifang Portercity, are wholly owned by Mr Zonghua Chen and Ms Xiaomei Xiong as nominee shareholders. For consolidated VIEs, management made evaluations of the relationships between the Company and the VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Company controls the shareholders’ voting interests in these VIEs. As a result of such evaluation, management concluded that the Company is the primary beneficiary of its consolidated VIEs.

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

Recent Accounting Pronouncements

On February 25, 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. Management is currently assessing the potential impact of adopting this standard on our financial statement presentation and disclosures and expects the most significant change will be the recognition of right-to-use assets and lease liabilities on its balance sheet for real estate operating lease commitments.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We do not expect this standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. We will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect this standard to have a material impact on our consolidated financial statements.

In March 2018, the FASB issued guidance relative to Income Taxes (Topic 740) that adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act (the “Tax Act”) in the period of enactment. For the years ended December 31, 2018.  The adoption of this guidance did not have a significant impact on our consolidated financial statements.

On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The new standard is effective for us on January 1, 2019. Early adoption is permitted, including in interim periods, and should be applied to all new awards granted after the date of adoption. The Company does not expect this guidance will have a material impact on its consolidated financial statements.

In August 2018, the FASB Accounting Standards Board issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company does not expect this guidance will have a material impact on its consolidated financial statements.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. We will adopt this new rule beginning with our financial reporting for the quarter ending March 31, 2019. Upon adoption, we will include our consolidated statements of stockholders’ equity with each quarterly filing on Form 10-Q.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Porter Holding International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Porter Holding International, Inc. (the “Company”) as of December 31, 2018, and the related consolidated statements of operations and comprehensive income, changes in stockholders' deficit and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porter Holding International, Inc. as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company records an accumulated deficit as of December 31, 2018, and the Company currently has net working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2019.

New York, New York

April 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Porter Holding International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Porter Holding International, Inc. and subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Centurion ZD CPA Limited

Centurion ZD CPA Limited

Hong Kong, China

March 30, 2018

PORTER HOLDING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND 2017

(In U.S. dollars)

	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$728,121	$240,072
Accounts receivable, net of $37,547 and $nil allowance for doubtful accounts as of December 31, 2018 and 2017, respectively	726,912	30,064
Prepayments and other receivables	31,164	163,852
Total current assets	1,486,197	433,988

NON-CURRENT ASSETS
Long-term rental deposits	36,625	38,538
Long-term prepayments	2,860	-
Property, plant and equipment, net	67,595	11,190
Intangible assets, net	30,967	36,747
Total non-current assets	138,047	86,475

TOTAL ASSETS	$1,624,244	$520,463

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$7,139	$40,757
Accruals and other payables	214,558	186,387
Taxes payable	128,174	694
Amounts due to shareholders	1,659,262	964,076
Amounts due to related parties	183,545	1,411,547
Total current liabilities	2,192,678	2,603,461

TOTAL LIABILITIES	2,192,678	2,603,461

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 250,000,000 shares authorized and nil shares issued as of December 31, 2018 and 2017	-	-
Common stock, par value $0.001 per share; 750,000,000 shares authorized, 508,110,000 shares issued and outstanding as of December 31, 2018 and 2017	508,110	508,110
Additional paid-in capital	400,561	400,561
Accumulated deficit	(1,626,596)	(3,033,438)
Accumulated other comprehensive income	93,674	41,769
Total Porter Holding International, Inc. stockholders’ deficit	(624,251)	(2,082,998)

Non-controlling interests	55,817	-
Total stockholders’ deficit	(568,434)	(2,082,998)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,624,244	$520,463

The accompanying notes are an integral part of these consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(In U.S. dollars)

	2018	2017

REVENUE	$3,454,247	$1,701,977

COST OF REVENUE	(146,296)	(1,729,340)

GROSS PROFIT (LOSS)	3,307,951	(27,363)

OPERATING EXPENSES
General and administrative expenses	(1,915,256)	(1,515,349)
Total operating expenses	(1,915,256)	(1,515,349)

PROFIT (LOSS) FROM OPERATIONS	1,392,695	(1,542,712)

OTHER INCOME, NET
Other income	11,693	33,910
Total other income, net	11,693	33,910

NET INCOME (LOSS) BEFORE TAXES	1,404,388	(1,508,802)

Income tax benefit	-	144

NET INCOME (LOSS)	1,404,388	(1,508,658)

Less: Net loss attributable to non-controlling interests	2,454	-

Net income (loss) attributable to Porter Holding International, Inc. common stockholders	1,406,842	(1,508,658)

NET INCOME (LOSS)	1,404,388	(1,508,658)
Other comprehensive income (loss)
Foreign currency translation adjustment	51,998	(64,583)

Total comprehensive income (loss)	1,456,386	(1,573,241)
Less: comprehensive loss attributable to non-controlling interests	(2,361)	-

Comprehensive income (loss) attributable to Porter Holding International, Inc. common stockholders	$1,458,747	$(1,573,241)

Basic and diluted earnings (loss) per share	$- *	$- *

Weighted average number of common shares outstanding- basic and diluted	508,110,000	508,110,000

* Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(In U.S. dollars)

					Accumulated
	Common stock		Additional		other	Non-
	Number		paid-in	Accumulated	comprehensive	controlling
	of shares	Amount	capital	deficit	income (loss)	interests	Total
Balance at January 1, 2017	508,110,000	$508,110	$400,561	$(1,524,780)	$106,352	$-	$(509,757)

Net loss for the year	-	-	-	(1,508,658)	-	-	(1,508,658)

Foreign currency translation adjustment	-	-	-	-	(64,583)	-	(64,583)

Balance at December 31, 2017	508,110,000	$508,110	$400,561	$(3,033,438)	$41,769	$-	$(2,082,998)

Capital contribution	-	-	-	-	-	58,178	58,178

Net income (loss) for the year	-	-	-	1,406,842	-	(2,454)	1,404,388

Foreign currency translation adjustment	-	-	-	-	51,905	93	51,998

Balance at December 31, 2018	508,110,000	$508,110	$400,561	$(1,626,596)	$93,674	$55,817	$(568,434)

The accompanying notes are an integral part of these consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(In U.S. dollars)

	2018	2017

Cash flows from operating activities
Net income (loss)	$1,404,388	$(1,508,658)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	17,859	3,877
Loss on disposal of property, plant and equipment	75	-
Gain on disposal of intangible assets	-	(9,888)
Changes in assets and liabilities
Accounts receivable	(726,500)	8,741
Prepayments and other receivables	126,602	95,374
Accounts payable	(32,873)	(4,028)
Accruals and other payables	221,867	64,452
Taxes payable	-	(2,073)
Net cash provided by (used in) operating activities	1,011,418	(1,352,203)

Cash flows from investing activities
Purchase of property, plant and equipment	(73,108)	(5,845)
Proceed from disposal of property, plant and equipment	36	-
Purchase of intangible assets	-	(17,855)
Purchase of investments	-	(2,125,356)
Proceeds from disposal of investments	-	2,224,421
Repayment from related parties	-	101,199
Net cash (used in) provided by investing activities	(73,072)	176,564

Cash flows from financing activities
Capital contribution from shareholders of VIE	58,178	-
Advances from related parties	-	221,032
Repayment to related parties	(1,200,556)	(774,975)
Amounts due to shareholders	719,142	918,891
Net cash (used in) provided by financing activities	(423,236)	364,948

Effect of exchange rates on cash	(27,061)	32,450

Net increase (decrease) in cash and cash equivalents	488,049	(778,241)

Cash and cash equivalents at beginning of year	240,072	1,018,313

Cash and cash equivalents at end of year	$728,121	$240,072

Supplemental of cash flow information
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$1,929

The accompanying notes are an integral part of these consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

(In U.S. dollars)

1.	ORGANIZATION AND BUSINESS

Porter Holding International, Inc. (formerly known as Uni Line Corp., “ULNV” or the “Company”) was incorporated in the State of Nevada on September 5, 2013.

The Company’s original business plan was to sell freshly squeezed juices from mobile stands in London, United Kingdom, but this business was not successful and did not generate any revenue from this business.

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

On December 15, 2016, Qianhai Porter, Shenzhen Portercity Investment Management Co. Ltd. (a company incorporated in the PRC; “Portercity”) and Mr. Zonghua Chen (the Company’s Chairman, Chief Executive Officer, Chief Financial Officer and President since December 19, 2016) and Ms. Xiaomei Xiong (spouse of Mr. Zongjian Chen), the shareholders (the “Shareholders”) of Portercity entered into commercial arrangements, or collectively, VIE Agreements, pursuant to which PGL has contractual rights to control and operate the businesses of Portercity and its three operating wholly-owned subsidiaries incorporated in the PRC (collectively the “VIE Entities”):

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

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

Organization and reorganization

PPBGL was incorporated in Hong Kong on September 21, 2016 as a company with limited liability as an investment holding company. Upon incorporation, PPBGL issued 1 ordinary share at HK$1. Also on September 21, 2016, an additional 9,999 ordinary shares were issued, and Mr, Zongjian Chen held all the 10,000 ordinary shares of PPBGL on behalf of the original investors of Portercity. At this time, PPBGL was controlled by Mr, Zongjian Chen and other investors had no significant assets or business operations.

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

(In U.S. dollars)

On April 7, 2017, ULNV filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) announcing the completion of a business combination between ULNV and PGL in accordance with the terms of the Purchase Agreement. As a result of the transaction, PGL became a wholly-owned subsidiary of ULNV and the shareholders of PGL became the holders of approximately 98.4% of ULNV’s issued and outstanding capital stock on a fully-diluted basis. For financial accounting purposes, the share exchange is accounted for as a reverse acquisition by PGL, and resulted in a recapitalization, with PGL, being the accounting acquirer and the Company, as the acquired entity (accounting acquiree). The accompanying consolidated financial statements are in substance those of PGL, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the reverse acquisition. The Company is deemed to be a continuation of the business of PGL.

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

On June 28, 2018, Portercity and Mr. Zhibo Mao established Weifang Porter City Commercial Management Company Limited (“Weifang Portercity”) in Weifang, Shandong Province, the PRC, with a registered capital of RMB1 million ($0.1 million), which should be paid up by December 31, 2028. Portercity and Mr. Zhibo Mao hold 60% and 40% equity interest in Weifang Portercity, respectively. Weifang Portercity engages in the business of providing various consulting services to its clients, especially to those who have the intention to be publicly listed in the stock exchanges in the United States and other countries.

Porter Perspective Business Group Limited (“PPBGL”) was incorporated in Hong Kong by Mr. Zongjian Chen on September 21, 2016 as a company with limited liability. PPBGL is currently engages in investment holding and trading of cosmetic products. Mr. Zongjian Chen held all the ordinary shares of PPBGL on behalf of the original investors of Portercity.

After the reverse acquisition, the Company and its subsidiaries and VIE entities (collectively referred to as the “Company”) focus its business as an innovative O2O (Online to Offline) business platform operator covering both online E-commerce and offline commercial chain entity of three dimensional synchronous operation together with integrated comprehensive services for merchant clients, service income from organizing and delivering an event and forum, and third-party payment service . Starting from the second quarter of 2018, the Company provides investment and corporate management consulting services to its clients.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”)

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

(In U.S. dollars)

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company records an accumulated deficit of $1,626,596 as of December 31, 2018, and it currently has net working capital deficit of $706,481. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all.

These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its consolidated financial statements.

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

VIE Consolidation

The Company’s VIEs with the exception of Weifang Portercity, are wholly owned by Mr. Zonghua Chen and Ms. Xiaomei Xiong as nominee shareholders. For the consolidated VIEs, management made evaluations of the relationships between the Company and the VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Company controls the shareholders’ voting interests in these VIEs. As a result of such evaluation, management concluded that the Company is the primary beneficiary of its consolidated VIEs.

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

(In U.S. dollars)

The following financial information of the Company’s consolidated VIEs (including subsidiaries of VIEs) is included in the accompanying consolidated financial statements:

	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$524,115	$163,083
Accounts receivable, net	726,912	30,064
Prepayments and other receivables	30,961	163,498
Amounts due from related parties	-	-
Total current assets	1,281,988	356,645

NON-CURRENT ASSETS
Long term rental deposit	36,625	38,538
Long term prepayment	2,860	-
Property, plant and equipment, net	65,759	11,190
Intangible assets, net	30,967	36,747
Total non-current assets	136,211	86,475

TOTAL ASSETS	$1,418,199	$443,120

CURRENT LIABILITIES
Accounts payable	7,139	40,757
Accruals and other payables	160,120	60,041
Income tax payable	128,174	694
Amount due to Qianhai Porter	-	575,602
Amounts due to shareholders of the Company	1,593,628	949,493
Amounts due to related parties	179,017	1,411,547
TOTAL LIABILITIES	$2,068,078	$3,038,134

	2018	2017

Net revenue	$3,447,578	$1,689,768
Net income (loss)	$1,737,035	$(1,087,334)

	2018	2017

Net cash provided by (used in) operating activities	$1,356,729	$(1,026,167)
Net cash (used in) provided by investing activities	(70,803)	176,752
Net cash (used in) provided by financing activities	$(901,802)	$735,218

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

(In U.S. dollars)

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the majority of the Company’s revenues continue to be recognized when the customer takes control of its product or services. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its service revenues, no adjustment to accumulated deficit was required upon adoption.

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

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, which may occur at a point in time or over time depending on the terms and conditions of the agreement, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The Company via Porter Consulting earned commissions of $153,693 and $333,353 for the years ended December 31, 2018 and 2017, respectively, primarily from a third-party payment service provider when China UnionPay card transactions are completed and settled. Revenue related to commissions is recognized in the income statement at the time when the underlying transaction is completed.

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

Service income from organizing and delivering an event and forum to the Company’s merchant clients in May 2017, totaled $1,315,721 for the year ended December 31, 2017, is recognized when the service is performed. No such income was earned in 2018.

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

(In U.S. dollars)

Under ASC Topic 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to perform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. Each phase of consulting services is standalone and fees associated with each phase are usually clearly identified in service agreements. Revenue from providing Phase I and Phase II consulting services to customers is recognized based on the output methods, including surveys of performance completed to date or milestones reached of each phase only when the Company has an enforceable right to payment for performance completed to date. Otherwise, such revenue is recognized at a point in time when services are delivered and accepted by customers. Revenue from providing Phase III consulting services to customers is recognized upon completion of reverse merger transaction or IPO transaction, which is evidenced by filing of 8-K for reverse merger transaction or receipt of effective notice from regulatory agencies for IPO transaction. Revenue that has been billed and not yet recognized is reflected as deferred revenue on the consolidated balance sheets.

Depending on the complexity of the underlying service arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earnings process occurs. Depending on the magnitude of specific revenue arrangements, adjustment may be made to the judgments, assumptions and estimates regarding contracts executed in any specific period. Service income from consulting services, totaled $3,279,074 for the year ended December 31, 2018, is recognized when the service is performed.

In accordance with ASC 606, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned by PPBGL as commissions. When the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenues should be recorded on a gross basis. When the Company is not the primary obligor, does not bear the inventory risk and does not have the ability to establish the price, revenues are recorded on a net basis. During the year ended December 31, 2018, the Company determined that it is not the primary obligor in its cosmetic trading business and recognized a net revenue of $6,669, when control of the products has transferred, being at the point the products are delivered to the customer and the customer has accepted the products, and there is no unfulfilled obligation that could affect the customer’s acceptance of the products.

Practical expedients and exemption

The company had no occurred any costs to obtain contracts, and do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

Revenue by major product line

	2018	2017

Investment and corporate management consulting services	$3,279,074	$-
Service income from organizing and delivering an event and forum	-	1,315,721
Third-party payment service	153,693	333,353
Cosmetic trading business	6,669	-
Other	14,811	52,903
	$3,454,247	$1,701,977

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

(In U.S. dollars)

Revenue by recognition over time vs point in time

	2018	2017

Revenue by recognition over time	$3,279,074	$-
Revenue by recognition at a point in time	175,173	1,701,977
	$3,454,247	$1,701,977

Taxation

Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income taxes are determined based on the differences between the accounting basis and the tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws (refer to the header “Tax Cuts and Jobs Act” in Note 9 to the consolidated financial statements for further discussion on the impact to the enacted tax laws in 2017). Deferred tax assets are reduced by a valuation allowance, if based on available evidence, it is considered that it is more likely than not that some portion of or all of the deferred tax assets will not be realized. In making such determination, the Company considers factors including future reversals of existing taxable temporary differences, future profitability, and tax planning strategies. If events were to occur in the future that would allow the Company to realize more of its deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require the Company to realize less of its deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities.

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

In January 2018, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to provide guidance for companies that have not completed their accounting for the income tax effects of the 2017 Tax Act in the period of enactment. Specifically, SAB 118 states that companies that have not completed accounting for the effects of the 2017 Tax Act by financial reporting deadlines may report provisional amounts based on reasonable estimates for items for which the accounting is incomplete. Those provisional amounts will be subject to adjustment during a measurement period that begins in the reporting period that includes the 2017 Tax Act’s enactment date and ends when a company has obtained, prepared and analyzed the information needed to complete the accounting requirements under ASC 740 Income Taxes. The measurement period should not extend beyond one year from the enactment date. Furthermore, SAB 118 states that if a company cannot make a reasonable estimate for an income tax effect, it should not account for that effect until it can make such an estimate.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

(In U.S. dollars)

One-time transitional tax. As part of the 2017 Tax Act, total foreign earnings and profits (“E&P”) after 1986, that were previously deferred from U.S. federal taxation, are subject to a one-time tax on the mandatory deemed repatriation of foreign earnings. The Company’s provisional analysis of the one-time transition tax resulted in no additional taxes being owed due to the overall accumulated E&P deficit for the income tax purpose.

The Company has determined that we cannot make a reasonable estimate of the income tax effect with respect to global intangible low taxed income (GILTI) provisions of the 2017 Tax Act. The GILTI provisions allow companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the entity is subject to the rules or (ii) account for GILTI in the entity’s measurement of deferred taxes. Refer to the Note 9 – “Income Taxes” for further discussion on the impact of tax laws enacted during 2017.

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

The consolidated financial statements are presented in U.S. dollars. Assets and liabilities are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average of the exchange rates in effect during the reporting period. Stockholders’ equity accounts are translated using the historical exchange rates at the date the entry to stockholders’ equity was recorded, except for the change in retained earnings during the period, which is translated using the historical exchange rates used to translate each period’s income statement. Differences resulting from translating functional currencies to the reporting currency are recorded in accumulated other comprehensive income in the consolidated balance sheets.

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2018	RMB6.8755 to $1
December 31, 2017	RMB6.5342 to $1

Income statement and cash flows items
For the year ended December 31, 2018	RMB6.6090 to $1
For the year ended December 31, 2017	RMB6.7518 to $1

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

The adoption of the new revenue standards did not change the Company’s historical accounting methods for its accounts receivable.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

(In U.S. dollars)

Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment and intangible assets.

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and accumulated impairment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Estimated useful lives (years)
Office and computer equipment	3-5

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of December 31, 2018 and 2017.

Net earnings (loss) per share of common stock

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

	2018		2017
Net income (loss) attributable to Porter Holding International, Inc.	$1,406,842		(1,508,658)

Weighted average number of common shares outstanding - basic and diluted	508,110,000		508,110,000

Basic and diluted earnings (loss) per share	$-	*	$-	*

* Less than $0.01 per share

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

(In U.S. dollars)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding as of December 31, 2018, and 2017.

Segments

The Company evaluates a reporting unit by first identifying its operating segments, and then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meets the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company has only one major reportable segment in the periods presented while the remaining segments collectively consists of less than 10% of the revenue.

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

In accordance with ASC 825, for investments in financial instruments with a variable interest rate indexed to performance of underlying assets, the Company elected the fair value method at the date of initial recognition and carried these investments at fair value. Changes in the fair value are reflected in the consolidated statements of comprehensive income (loss) as other income/ (expense). To estimate fair value, the Company refers to the quoted rate of return provided by banks at the end of each period using the discounted cash flow method. The Company classifies the valuation techniques that use these inputs as Level 2 of fair value measurements.

As of December 31, 2018 and 2017, the Company’s investments in financial instruments were $nil. The investments were issued by commercial banks in China, and have a variable interest rate indexed to performance of underlying assets. Since these investments have no pre-determined period of maturity, they are classified as short-term investments.

Gain derived from disposal of short-term investments was $nil and $7,865 for the years ended December 31, 2018 and 2017, respectively. Gain on short-term investments was included in other income (expense) in the accompanying consolidated statements of operations.

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

(In U.S. dollars)

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has adopted the guidance effective January 1, 2018. The Company will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

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

In March 2018, the FASB issued guidance relative to Income Taxes (Topic 740) that adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act (the “Tax Act”) in the period of enactment. For the years ended December 31, 2018.  The adoption of this guidance did not have a significant impact on our consolidated financial statements.

On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The new standard is effective for us on January 1, 2019. Early adoption is permitted, including in interim periods, and should be applied to all new awards granted after the date of adoption. The Company does not expect this guidance will have a material impact on its consolidated financial statements.

In August 2018, the FASB Accounting Standards Board issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company does not expect this guidance will have a material impact on its consolidated financial statements.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company will adopt this new rule beginning with our financial reporting for the quarter ending March 31, 2019. Upon adoption, the company will include our Consolidated Statements of Stockholders’ Equity with each quarterly filing on Form 10-Q.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the consolidated financial position, statements of operations and cash flows.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

(In U.S. dollars)

Reclassification

Certain reclassifications have been made to prior year amounts to conform with the current year presentation. None of the reclassifications has any effect on previously reported earnings, cash flows and values of total assets and liabilities.

3.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	2018	2017

Prepaid office rental	$-	$38,538
Prepaid operating expenses	9,027	22,399
Prepaid service expenses	-	78,352
Advances to employees	19,152	16,624
Others	2,985	7,939
	$31,164	$163,852

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	2018	2017

Office and computer equipment	$190,605	$128,870
Less: Accumulated depreciation	(123,010)	(117,680)
	$67,595	$11,190

Depreciation expenses charged to the statements of operations for the years ended December 31, 2018 and 2017 were $13,740 and $1,475, respectively.

5.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	2018	2017

Domain names and trademarks	$40,251	$42,354
Less: Accumulated amortization	(9,284)	(5,607)
	$30,967	$36,747

Amortization charged to the statements of operations for the years ended December 31, 2018 and 2017 were $4,119 and $2,402, respectively.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

(In U.S. dollars)

6.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	2018	2017

Salary payables	$89,112	$66,907
Accrued professional fees	53,965	53,965
VAT payables	-	1,596
Advance from customers	27,826	-
Advance from employees	-	51,190
Rental expenses	43,601	-
Others	54	12,729
	$214,558	$186,387

The advance from employee is interest-free, unsecured and repayable on demand.

7.	BALANCES WITH RELATED PARTIES

	Note	2018	2017
Due to related companies
Shenzhen Porter Holdings Limited	(a)	$-	$1,215,354
Liaoning Northeast Asia Porter City Investment Limited	(b)	183,545	196,193
		$183,545	$1,411,547

Due to shareholders
Mr. Zonghua Chen (the Company’s Chairman, Chief Executive Officer, Chief Financial Officer and President)		$1,338,336	$859,924
Mr. Zongjian Chen (brother of Mr. Zongjian Chen)		269,844	104,152
Ms. Xiaofang Huang (director of Porter Investment Limited)		51,082	-
		$1,659,262	$964,076

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

On October 1, 2017, Portercity transferred a domain name to Shenzhen Porter Holdings Limited at a cash consideration of $10,190.

On December 19, 2017, Shenzhen Porter Holdings Limited transferred four trademarks to Portercity at a cash consideration of $17,773.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

(In U.S. dollars)

8.	PREFERRED STOCK AND COMMON STOCK

On January 24, 2014, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000 at $0.001 per share.

As of February 28, 2015, the Company issued 2,110,000 shares of common stock to 28 shareholders for cash proceeds of $21,088 at $0.01 per share.

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

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

ULNV is incorporated in the State of Nevada and is subject to the U.S. federal tax and has incurred net operating loss for income tax purposes through December 31, 2018. As of December 31, 2018, future net operating losses of approximately $45,437 from ULNV are available to offset future taxable income through 2038. Accumulated deficit as of December 31, 2018 and 2017 was approximately $1.6 million and $3.0 million, respectively.

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017 and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate to a flat rate of 21% for periods after December 31, 2017 and (2) requiring a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries that is payable over eight years. As a result of the reduction of the corporate tax rate to 21%, U.S. GAAP require companies to re-value their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. As a result of this revaluation, the Company reduced its pre-valuation allowance deferred tax asset by $21 in the year ended December 31, 2017, with a corresponding decrease in the valuation allowance on its net deferred tax assets. The Company has no unrepatriated earnings in any of its foreign subsidiaries as they incurred losses since inception.

The 2017 Tax Act also created a new requirement that, for the periods beginning after January 1, 2018, certain income (referred to as global intangible low taxed income or “GILTI”) earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations must be included in U.S. taxable income. The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules – the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes – the deferred method. The Company elected to account for GILTI in the period the tax is incurred. The Company did not generate any GILTI during the year ended December 31, 2018.

PGL is registered as an international business company and is exempted from corporation tax in Seychelles.

PPBGL is subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong and accordingly no provision for Hong Kong profits tax was made in this period.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

(In U.S. dollars)

PRC Tax

The Company’s subsidiary and consolidated VIEs in China are subject to corporate income tax (“CIT”) at 25% for the years ended December 31, 2018 and 2017. As of December 31, 2018, the Company had approximately $2.6 million of net operating loss carried forward from the foreign subsidiaries which will expire in various years through 2023.

The Ministry of Finance (“MOF”) and State Administration of Taxation (“SAT”) on June 9, 2017 jointly issued Cai Shui 2017 No. 43. This clarified that from January 1, 2017 to December 31, 2019, eligible small enterprises whose taxable income falls under RMB500,000 (previously RMB300,000), may pay CIT on 50% of their whole income at a rate of 20% (i.e., effective rate is 10%).

Separately, the SAT on the same day issued Announcement 2017 No. 23 (“Announcement No. 23") further clarifying CIT collection matters:

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

●

Announcement No. 23 clarifies that small enterprises shall prepay CIT on a quarterly basis. It also provides clarifications on how to apply this preferential CIT treatment in relation to small enterprise CIT prepayments in the following situations:

•	A small enterprise subject to CIT on an accounts assessment basis, or on a fixed rate basis, or on a fixed amount basis;

•	An enterprise which was not qualified for small enterprise treatment in the prior tax year but which expects to be qualified in the current tax year;

•	An enterprise which is newly set up in the current year and expects to be qualified for small enterprise treatment in the same year.

●

Where a small enterprise has claimed the incentives at the time of prepayment, but is not qualified for small enterprise when performing CIT annual filing, the enterprise shall make a retroactive tax payment.

Porter Consulting enjoyed the above preferential policy on its profits in fiscals 2017 and 2018.

A reconciliation of the income tax expense determined at the statutory income tax rate of 21% to the Company’s income taxes is as follows:

	2018	2017
Income (loss) before income taxes	$1,404,388	$(1,508,802)
United States statutory income tax rate	21%	34%
Income tax expense (benefit) computed at statutory corporate income tax rate	294,921	(512,993)
Reconciling items:
Effect of different tax jurisdictions	73,737	135,778
Non-deductible expenses	2,357	83,808
Effect of tax exemption granted to Porter Consulting	-	2,193
Provisional re-measurement of deferred taxes – TCJ Act	-	21
Change in valuation allowance	(371,015)	291,049
Income tax (benefit) expense	$-	$(144)

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

(In U.S. dollars)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2018 and 2017 are presented below:

	December 31,
	2018	2017

Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$9,542	$35
- Hong Kong	10,973	-
- PRC	633,403	1,024,898
	653,918	1,024,933
Less: Valuation allowance	(653,918)	(1,024,933)
	$-	$-

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

10.	CHINA CONTRIBUTION PLAN

The Company’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the years ended December 31, 2018 and 2017, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $48,309 and $23,578, respectively, to these funds.

11.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of December 31, 2018, Company did not have any capital commitments.

Lease Commitments

On November 27, 2017, the Company has entered into a lease for office space located in Shenzhen, China for the period from December 1, 2017 to February 28, 2023, at RMB125,906 ($18,312) per month, with a rent free period from December 1, 2017 to February 28, 2018.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

(In U.S. dollars)

The total future minimum lease payments under the non-cancellable operating lease with respect to the office as of December 31, 2018 are payable as follows:

12 months ending December 31,
2019	$219,748
2020	219,748
2021	219,748
2022	219,748
2023	36,625
Total	$915,617

Rental expense of the Company was $222,048 and $70,273 for the years ended December 31, 2018 and 2017, respectively.

12.	CONCENTRATIONS AND CREDIT RISK

(a) Concentrations

In the year ended December 31, 2018, 3 customers each accounted for 41%, 28% and 9% of the Company’s revenues, respectively. No other customer accounts for more than 10% of 2018 revenue. As of December 31, 2018, 2 customers accounted for 83% of the Company’s accounts receivable.

In the year ended December 31, 2017, 3 customers each accounted for 42%, 17% and 10% of the Company’s revenues, respectively. No other customer accounts for more than 10% of 2017 revenue. As of December 31, 2017, a customer accounted for 91% of the Company’s accounts receivable.

(b) Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2018 and 2017, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The disclosure required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, in a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2019.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2018 due to the material weaknesses in our internal control over financial reporting, which are described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2018, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting has been identified:

(1)     We did not hold any formal board meetings or shareholders meetings during the last fiscal year;

(2)     We do not have an audit committee;

(3)     We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements;

(4)     We do not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements of revenue process;

(5)     We have not maintained sufficient internal controls over cash related controls, including failure to segregate cash handling and accounting functions and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that we had limited transactions in our bank accounts; and

(6)     We retain copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors. We did not implement appropriate information technology controls.

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our consolidated financial statements as of and for the year ended December 31, 2018 to contain a material misstatement.

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Zonghua Chen	44	Chairman, Chief Executive Officer, President and Chief Financial Officer
Jun Chen	41	Director
Maozi Cong	67	Director

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

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
●

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●

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

●

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●

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

●

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

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, and addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the Code of Ethics and Business Conduct has been filed as Exhibit 14.1 to our Current Report on Form 8-K filed on April 7, 2017 and is hereby incorporated by reference into this annual report. During the fiscal year ended December 31, 2018, there were no amendments to or waivers of our Code of Ethics and Business Conduct. If we effect an amendment to, or waiver from, a provision of our Code of Business Ethics and Conduct, we intend to satisfy our disclosure requirements by describing such amendment or waiver via a current report on Form 8-K.

Section 16(A) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table - Fiscal Years Ended December 31, 2018 and 2017

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.  No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zonghua Chen, CEO (1)	2018	46,215	—	—	—	—	—	—	46,215
	2017	44,611	—	—	—	—	—	—	44,611

(1) On April 7, 2017, we acquired PGL in a reverse acquisition transaction that was structured as a share exchange. The annual, long term and other compensation shown in this table include the amounts that the officer received from PGL and/or its subsidiaries and VIEs prior to the consummation of the reverse acquisition.

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

Outstanding Equity Awards at Fiscal Year End

No unexercised options, stock that has not vested or outstanding equity incentive plan awards were held by any of our named executive officers at December 31, 2018.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 12, 2019 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the officers and directors set forth below is in care of the Company, 1609, Feng Rui Ge, Fenghu Building, Buji, Luohu, Shenzhen, Guangdong, China 518000. The registered address of each of the 5% shareholders (other than officers and directors) set forth below is Second Floor, The Quadrant, Manglier Street, Victoria, Mahe, 999126 Seychelles.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Zonghua Chen, Chairman, CEO, President and CFO	Common Stock	30,000,000	5.9%
Jun Chen, Director	Common Stock	2,000,000	*
Maozi Cong, Director	Common Stock	15,000,000	3.0%
All officers and directors as a group (3 persons named above)	Common Stock	47,000,000	9.29%

Softsilver Investment Co., Ltd. (3)	Common Stock	27,910,000	5.49%
Power of Oriental Invest Limited(4)	Common Stock	21,110,000	4.15%
Huatai International Limited (5)	Common Stock	28,560,000	5.62%
Zongjian Chen	Common Stock	30,000,000	5.9%
Porter Investment Limited (6)	Common Stock	159,023,941	31.3%
The Unite Youbang Limited (7)	Common Stock	23,656,700	4.66%
Enbang Fortune Limited (8)	Common Stock	25,862,000	5.09%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 508,110,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 12, 2019. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

●

As of December 31, 2018, we owed $1,338,336 to our Chairman, CEO and CFO, Mr. Zonghua Chen, who loaned to us to support our business operations. Such loans do not accrue interests and are payable upon demand.

●

As of December 31, 2018, we owed $269,844 to Mr. Zongjian Chen, brother of our Chairman, CEO and CFO, who loaned us to support our business operations. Such loans do not accrue interests and is payable upon demand.

●	As of December 31, 2018, Liaoning Northeast Asia Porter City Investment Limited owed $183,545 to us. Mr. Zongjian Chen is a major shareholder of this company.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the Listing Rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following table represents fees billed for each of the last two fiscal years for professional audit services rendered by our independent registered public accounting firm:

	2018	2017

Audit fees(1)	$100,805	$78,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$100,805	$78,500

(1)

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by our auditors for our consolidated financial statements as of and for the year ended December 31, 2018.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

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
10.6

Special Merchants Expansion Agreement of Union Pay Card (English translation), by and between Porter Consulting and China Payment Technology Co., Ltd., dated February 28, 2017 (incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 2 to Current Report on Form 8-K filed on May 23, 2017)

10.7

Product Agency Agreement (English translation), by and between Porter Consulting and Shenzhen Xinghua Tongfu Technology Co., Ltd., dated May 22, 2016 (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 2 to Current Report on Form 8-K filed on May 23, 2017)

10.8

Lease Agreement (English translation), by and between Portercity and Beijing Na Sheng Hong Sale and Service Center, dated November 27, 2017 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 30, 2018).

10.9

Supplemental Lease Agreement (English translation), by and between Portercity and Beijing Na Sheng Hong Sale and Service Center, dated November 27, 2017 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on March 30, 2018).

14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on April 7, 2017)
21.1	Subsidiaries of the Company
31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2019

PORTER HOLDING INTERNATIONAL, INC.

By:	/s/ Zonghua Chen
Zonghua Chen
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zonghua Chen	Chairman, President, Chief Executive Officer and Chief Financial Officer	April 15, 2019
Zonghua Chen	(Principal Executive Officer and Principal Financing and Accounting Officer)

/s/ Jun Chen	Director	April 15, 2019
Jun Chen

/s/ Maozi Cong	Director	April 15, 2019
Maozi Cong