Form 10-Q
period 2019-03-31
Porter Holding International, Inc.
filed 2019-05-15
CIK 1605810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	508,110,000

PORTER HOLDING INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

PORTER HOLDING INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In U.S. dollars)

	March 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$680,180	$728,121
Accounts receivable, net of $32,338 and $37,547 allowance for doubtful accounts as of March 31, 2019 and December 31, 2018, respectively	935,699	726,912
Prepayments and other receivables	48,252	31,164
Total current assets	1,664,131	1,486,197

NON-CURRENT ASSETS
Long-term rental deposits	37,521	36,625
Long-term prepayments	5,069	2,860
Property, plant and equipment, net	64,236	67,595
Intangible assets, net	30,711	30,967
Operating lease right-of-use assets	944,754	-
Total non-current assets	1,082,291	138,047

TOTAL ASSETS	$2,746,422	$1,624,244

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$86,282	$7,139
Accruals and other payables	319,200	214,558
Deferred revenue	243,129	-
Tax payable	142,577	128,174
Amounts due to shareholders	1,731,258	1,659,262
Amounts due to related parties	58,215	183,545
Operating lease liabilities - current	222,976	-
Total current liabilities	2,803,637	2,192,678

NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	761,766	-
TOTAL LIABILITIES	3,565,403	2,192,678

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share 250,000,000 shares authorized and nil shares issued as of March 31, 2019 and December 31, 2018	-	-
Common stock, par value $0.001 per share; 750,000,000 shares authorized, 508,110,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	508,110	508,110
Additional paid-in capital	525,914	400,561
Accumulated deficit	(1,996,011)	(1,626,596)
Accumulated other comprehensive income	77,552	93,674
Total Porter Holding International, Inc. stockholders’ deficit	(884,435)	(624,251)

Non-controlling interests	65,454	55,817
Total stockholders’ deficit	(818,981)	(568,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,746,422	$1,624,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars)

	Three Months Ended March 31,
	2019	2018

REVENUE	$708,946	$43,366

COST OF REVENUE	(525,573)	(19,593)

GROSS PROFIT	183,373	23,773

OPERATING EXPENSES
General and administrative expenses	(489,423)	(411,344)
Total operating expenses	(489,423)	(411,344)

LOSS FROM OPERATIONS	(306,050)	(387,571)

OTHER INCOME, NET
Other income	5,169	56
Total other income, net	5,169	56

NET LOSS BEFORE TAXES	(300,881)	(387,515)

Income tax expense	(60,305)	(87)

NET LOSS	(361,186)	(387,602)

Less: Net income attributable to non-controlling interests	8,229	-

Net loss attributable to Porter Holding International, Inc. common stockholders	(369,415)	(387,602)

NET LOSS	(361,186)	(387,602)
Other comprehensive loss
Foreign currency translation loss	(14,714)	(90,082)

Total Comprehensive loss	(375,900)	(477,684)
Less: comprehensive income attributable to non-controlling interests	9,637	-

Comprehensive loss attributable to Porter Holding International, Inc. common stockholders	$(385,537)	$(477,684)

Basic and diluted loss per share	$- *	$- *

Weighted average number of common shares outstanding - basic and diluted	508,110,000	508,110,000

* Less than $0.01 per share

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2019 and 2018

(Unaudited)

(In U.S. dollars)

	Common stock		Additional		Accumulated other	Non-
	Number		paid-in	Accumulated	comprehensive	controlling	Total
	of shares	Amount	capital	deficit	income (loss)	interests	Equity
Balance at December 31, 2018	508,110,000	$508,110	$400,561	$(1,626,596)	$93,674	$55,817	$(568,434)

Net loss (income)	-	-	-	(369,415)	-	8,229	(361,186)

Capital contribution			125,353				125,353

Foreign currency translation adjustment	-	-	-	-	(16,122)	1,408	(14,714)

Balance at March 31, 2019	508,110,000	$508,110	$525,914	$(1,996,011)	$77,552	$65,454	$(818,981)

					Accumulated
	Common stock		Additional		Accumulated other
	Number		paid-in	Accumulated	comprehensive	Total
	of shares	Amount	capital	deficit	income (loss)	Equity
Balance at December 31, 2017	508,110,000	$508,110	$400,561	$(3,033,438)	$41,769	$(2,082,998)

Net loss	-	-	-	(387,602)	-	(387,602)

Foreign currency translation adjustment	-	-	-	-	(90,082)	(90,082)

Balance at March 31, 2018	508,110,000	$508,110	$400,561	$(3,421,040)	$(48,313)	$(2,560,682)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

 (In U.S. dollars)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities
Net loss	$(361,186)	$(387,602)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on disposal of property, plant and equipment	(51)	-
Depreciation and amortization	5,994	2,810
Amortization of operating lease right-of-use assets	50,218	-
Recovery of doubtful accounts	(6,097)	-
Changes in assets and liabilities
Accounts receivable	(185,789)	11,782
Prepayments and other receivables	(17,185)	64,104
Operating lease liabilities	(52,758)	-
Accounts payable	78,719	(6,683)
Accruals and other payables	148,812	33,228
Deferred revenue	241,921	-
Tax payable	11,391	87
Net cash used in operating activities	(86,011)	(282,274)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,144)	(36,515)
Purchase of investments	-	(96,797)
Proceeds from disposal of investments	-	78,697
Net cash used in investing activities	(1,144)	(54,615)

Cash flows from financing activities
Advances from related parties	3,848	1,308
Repayment to related parties	(4,448)	(1,452,992)
Advances from shareholders	1,411,933	1,761,118
Repayment to shareholders	(1,339,937)	-
Net cash provided by financing activities	71,396	309,434

Effect of exchange rates on cash	(32,182)	6,613

Net decrease in cash and cash equivalents	(47,941)	(20,842)

Cash and cash equivalents at beginning of period	728,121	240,072

Cash and cash equivalents at end of period	$680,180	$219,230

Supplemental of cash flow information
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$-
Non-cash financing activities:
Operating lease asset obtained in exchange for operating lease obligation	$1,032,608	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

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

On June 28, 2018, Portercity and Mr. Zhibo Mao established Weifang Porter City Commercial Management Company Limited (“Weifang Portercity”) in Weifang, Shandong Province, the PRC, with a registered capital of RMB1 million ($0.1 million), which should be paid up by December 31, 2028. Portercity and Mr. Zhibo Mao hold 60% and 40% equity interest in Weifang Portercity, respectively. On February 19, 2019, Mr. Zhibo Mao transferred 40% equity interest to Mr. Zhiqing Mao. Weifang Portercity engages in the business of providing various consulting services to its clients, especially to those who have the intention to be publicly listed in the stock exchanges in the United States and other countries.

The Company and its subsidiaries and VIE entities (collectively referred to as the “Company”) focus its business as an innovative O2O (Online to Offline) business platform operator covering both online E-commerce and offline commercial chain entity of three dimensional synchronous operation together with integrated comprehensive services for merchant clients, service income from organizing and delivering an event and forum, and third-party payment service. Starting from the second quarter of 2018, the Company provides investment and corporate management consulting services to its clients.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”). The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries and its variable interest entities. All significant inter-company transactions and balances have been eliminated in consolidation.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

(In U.S. dollars)

The interim condensed consolidated financial information as of March 31, 2019 and for the three month periods ended March 31, 2019 and 2018 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, previously filed with the SEC on April 15, 2019.

In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net loss of $361,186 during the three months ended March 31, 2019, resulting in an accumulated deficit of $1,996,011 as of March 31, 2019, and it currently has net working capital deficit of $1,139,506. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all.

These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of these condensed consolidation financial statements requires management of the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its condensed consolidated financial statements.

Basis of Consolidation

The condensed consolidated financial statements include the financial statements of the Company, its subsidiaries and consolidated VIEs. All significant inter-company balances and transactions have been eliminated upon consolidation.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

(In U.S. dollars)

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

The following financial information of the Company’s consolidated VIEs (including subsidiary of VIEs) is included in the accompanying condensed consolidated financial statements:

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$672,122	$524,115
Accounts receivable, net	623,754	726,912
Prepayments and other receivables	48,043	30,961
Total current assets	1,343,919	1,281,988

NON-CURRENT ASSETS
Long term rental deposit	37,521	36,625
Long term prepayment	5,069	2,860
Property, plant and equipment, net	62,497	65,759
Intangible assets, net	30,711	30,967
Operating lease right-of-use assets	944,754	-
Total non-current assets	1,080,552	136,211

TOTAL ASSETS	$2,424,471	$1,418,199

CURRENT LIABILITIES
Accounts payable	$86,282	$7,139
Accruals and other payables	272,778	160,120
Deferred revenue	243,129	-
Tax payable	101,121	128,174
Amounts due to shareholders of the Company	1,710,819	1,593,628
Amounts due to related parties	58,215	179,017
Operating lease liability - current	222,976	-
Total Current Liabilities	2,695,320	2,068,078

NON-CURRENT LIABILITIES
Operating lease liability - non-current	761,766	-
TOTAL LIABILITIES	$3,457,086	$2,068,078

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

(In U.S. dollars)

	Three months ended March 31,
	2019	2018

Net revenue	$391,698	$43,366
Net loss	$599,337	$304,628

	Three months ended March 31,
	2019	2018

Net cash used in operating activities	$(36,530)	$(162,678)
Net cash used in investing activities	(1,144)	(52,254)
Net cash provided by financing activities	172,083	196,892

Revenue Recognition

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

The Company via Porter Consulting earns commissions of $25,798 and $40,965 for the three months ended March 31, 2019 and 2018, respectively, primarily from a third-party payment service provider when China UnionPay card transactions are completed and settled. Revenue related to commissions is recognized in the income statement at the time when the underlying transaction is completed.

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

 PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

 (In U.S. dollars)

Revenue Recognition (continued)

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

Depending on the complexity of the underlying service arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earnings process occurs. Depending on the magnitude of specific revenue arrangements, adjustment may be made to the judgments, assumptions and estimates regarding contracts executed in any specific period. Service income from consulting services, totaled $333,230 and $nil for the three months ended March 31, 2019 and 2018, is recognized when the service is performed.

In accordance with ASC 606, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned by PPBGL as commissions. When the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenues should be recorded on a gross basis. When the Company is not the primary obligor, does not bear the inventory risk and does not have the ability to establish the price, revenues are recorded on a net basis. The Company determined that it is not the primary obligor in its cosmetic trading business. For the three months ended March 31, 2019 and 2018, the Company recognized a net revenue of $9,132 and $nil, when control of the products has transferred, being at the point the products are delivered to the customer and the customer has accepted the products, and there is no unfulfilled obligation that could affect the customer’s acceptance of the products.

Starting from the first quarter of 2019, the Company via PPBGL provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels and promotion strategy, via live and online sessions. Under ASC Topic 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to perform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The fees associated with the course of training sessions are clearly identified in service agreements. Training service revenue is recognized at the time when the training sessions stipulated in the contract are completed.

Practical expedients and exemption

The company had no occurred any costs to obtain contracts, and do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

(In U.S. dollars)

Revenue Recognition (continued)

Revenue by major product line

	For the three months ended
	March 31, 2019	March 31, 2018

Investment and corporate management consulting services	$333,230	$-
Training service	308,117	-
Third-party payment service	25,798	40,965
Cosmetic trading business	9,132	-
Others	32,669	2,401
	$708,946	$43,366

Revenue by recognition over time vs point in time

	For the three months ended
	March 31, 2019	March 31, 2018

Revenue by recognition over time	$333,230	$-
Revenue by recognition at a point in time	375,716	43,366
	$708,946	$43,366

Fixed price contract

	March 31, 2019
	Contract Amount	Future Estimated Revenue

Investment and corporate management consulting services	$7,580,000	$4,652,000

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

 (In U.S. dollars)

Foreign Currency and Foreign Currency Translation (continued)

The condensed consolidated financial statements are presented in U.S. dollars. Assets and liabilities are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average of the exchange rates in effect during the reporting period. Stockholders’ equity accounts are translated using the historical exchange rates at the date the entry to stockholders’ equity was recorded, except for the change in retained earnings during the period, which is translated using the historical exchange rates used to translate each period’s income statement. Differences resulting from translating functional currencies to the reporting currency are recorded in accumulated other comprehensive income in the condensed consolidated balance sheets.

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2019	RMB6.7112 to $1	HKD7.8498 to $1
December 31, 2018	RMB6.8755 to $1	HKD7.8305 to $1

Income statement and cash flows items
For the three months ended March 31, 2019	RMB6.7447 to $1	HKD7.8460 to $1
For the three months ended March 31, 2018	RMB6.3535 to $1	HKD7.8279 to $1

Net loss per share of common stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying condensed consolidation financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

	Three Months Ended March 31,
	2019	2018

Net loss attributable to Porter Holding International, Inc.	$(369,415)	$(387,602)

Weighted average number of common shares outstanding - basic and diluted	508,110,000	508,110,000

Basic and diluted loss per share	$-	$-

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Segments

The Company evaluates a reporting unit by first identifying its operating segments, and then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meets the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company has only one major reportable segment in the periods presented.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

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

As of March 31, 2019 and December 31, 2018, the Company had no investments in financial instruments.

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for the operating lease, the Company generally uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating lease right-of-use (“ROU assets”) assets represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. The lease has remaining lease term of approximately four years. Lease expense is recognized on a straight-line basis over the lease term. The Company elected the package of practical expedients permitted under the transition guidance to combine the lease and non-lease components as a single lease component for operating leases associated with the Company’s office space lease, and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on our condensed consolidated balance sheets.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

On January 1, 2019, the Company adopted ASU 2016-02, Leases, using the modified retrospective method which allows for the application of the transition provisions at the beginning of the period of adoption, rather than at the beginning of the earliest comparative period presented in these unaudited condensed consolidated financial statements. As permitted by the guidance, the Company elected to retain the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date and did not reassess contracts entered into prior to the adoption date for the existence of a lease. The Company also did not recognize ROU assets and lease liabilities for short-term leases, which are leases in existence as of the adoption date with an original term of twelve months or less.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

(In U.S. dollars)

Recently Adopted Accounting Standards (continued)

As a result of the adoption of the standard, based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized ROU assets of $0.94 million and lease liabilities of $0.98 million, on its unaudited condensed consolidated balance sheet as of March 31, 2019. The assets and liabilities recognized upon application of the transition provisions were primarily associated with existing office and storage leases. There was no finance leases as of March 31, 2019.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company has adopted this new rule beginning with our financial reporting for the quarter ending March 31, 2019. The Company has included our Unaudited Condensed Consolidated Statements of Change in Stockholders’ Deficit with each quarterly filing on Form 10-Q.

Accounting Pronouncements Issued But Not Yet Adopted

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

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	March 31, 2019	December 31, 2018

Accounts receivable	$968,037	$764,459
Less: allowance for doubtful accounts	(32,338)	(37,547)
	$935,699	$726,912

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

 (In U.S. dollars)

The following table sets forth the movement of allowance for doubtful accounts:

	March 31, 2019	December 31, 2018

Beginning	$37,547	$-
Additions	-	37,547
Reversals	(6,097)	-
Exchange rate difference	888	-
Balance	$32,338	$37,547

4.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	March 31, 2019	December 31, 2018

Prepaid service expenses	$13,680	$9,027
Advances to employees	31,834	19,152
Others	2,738	2,985
	$48,252	$31,164

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31, 2019	December 31, 2018

Office and computer equipment	$174,070	$190,605
Less: Accumulated depreciation	(109,834)	(123,010)
	$64,236	$67,595

Depreciation expenses charged to the statements of operations for the three months ended March, 2019 and 2018 were $4,985 and $1,740, respectively. Gain on disposal of property, plant and equipment for the three months ended March, 2019 and 2018 were $51 and $nil, respectively.

6.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	March 31, 2019	December 31, 2018

Domain names and trademarks	$41,237	$40,251
Less: Accumulated amortization	(10,526)	(9,284)
	$30,711	$30,967

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

 (In U.S. dollars)

Amortization charged to the statements of operations for the three months ended March 31, 2019 and 2018 were $1,009 and $1,070, respectively.

7.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	March 31, 2019	December 31, 2018

Salary payables	$96,560	$89,112
Accrued professional fees	39,389	53,965
Advance from employees	1,452	-
Deposits	163,905	-
Accrued rental expenses	-	43,601
Advance from customers	15,767	27,826
Others	2,127	54
	$319,200	$214,558

The advance from employee is interest-free, unsecured and repayable on demand.

8.	BALANCES WITH RELATED PARTIES

Note	March 31, 2019	December 31, 2018
Due to related companies
Liaoning Northeast Asia Porter City Investment Limited (a)	58,215	183,545
	$58,215	$183,545

Due to shareholders
Mr. Zonghua Chen (the Company’s Chairman, Chief Executive Officer, Chief Financial Officer and President)	$1,234,627	$1,338,336
Mr. Zongjian Chen (brother of Mr. Zongjian Chen)	396,277	269,844
Ms. Xiaofang Huang (director of Porter Investment Limited)	100,354	51,082
	$1,731,258	$1,659,262

(a)	Mr. Zonghua Chen is a supervisor and Mr. Zongjian Chen is a 45% shareholder of Liaoning Northeast Asia Porter City Investment Limited.

All the above balances are interest-free and unsecured. These related companies and shareholders have agreed not to demand repayment until the Company is financially capable to do so.

During the period of the three months ended March 31, 2019, Mr. Zongjian Chen transfer his creditor's rights of Liaoning Northeast Asia Porter City Investment Limited amounted $125,353 to the Company. The Company regards as his donation and off-set the amount due to Liaoning Northeast Asia Porter City Investment Limited accordingly.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

(In U.S. dollars)

9.	INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

ULNV is incorporated in the State of Nevada and is subject to the U.S. federal tax and has incurred net operating loss for income tax purposes through March 31, 2019. As of March 31, 2019, future net operating losses of approximately $45,437 from ULNV are available to offset future taxable income through 2038. Accumulated deficit as of March 31, 2019 and December 31, 2018 was approximately $2.0 million and $1.6 million, respectively.

The 2017 Tax Act created a new requirement that, for the periods beginning after January 1, 2018, certain income (referred to as global intangible low taxed income or “GILTI”) earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations must be included in U.S. taxable income. The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules – the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes – the deferred method. The Company elected to account for GILTI in the period the tax is incurred. The Company did not generate any GILTI during the three months ended March 31, 2019.

PGL is registered as an international business company and is exempted from corporation tax in Seychelles.

PPBGL is subject to Hong Kong profits tax rate of 16.5%. For the three months ended March 31, 2019, it generated $317,090 of net profit and $41,358 tax expenses accrued accordingly. For the three months ended March 31, 2018, it did not have any assessable profits arising in or derived from Hong Kong and accordingly no provision for Hong Kong profits tax was made.

PRC Tax

The Company’s subsidiary and consolidated VIEs in China are subject to corporate income tax (“CIT”) at 25% for the three months ended March 31, 2019 and 2018. As of March 31, 2019, the Company had approximately $2.7 million of net operating loss carried forward from the foreign subsidiaries which will expire in various years through 2023.

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

(In U.S. dollars)

Porter Consulting enjoyed the above preferential policy on its profits in fiscals 2018 and 2019.

A reconciliation of the income tax expense determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three Months Ended March 31,
	2019	2018
Loss before income taxes	$(300,881)	$(387,515)
United States statutory income tax rate	21%	21%
Income tax credit computed at statutory corporate income tax rate	(63,185)	(81,378)
Reconciling items:
Effect of different tax jurisdictions	1,080	(17,033)
Non-deductible expenses	110,321	38,686
Change in valuation allowance	12,089	56,567
Effect of tax exemption granted to Porter Consulting	-	3,245
Income tax expense	$60,305	$87

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of March 31, 2019 and December 31, 2018 are presented below

	March 31,	December 31,
	2019	2018

Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$9,542	$9,542
- Hong Kong	-	10,973
- PRC	656,465	633,403
	666,007	653,918
Less: Valuation allowance	(666,007)	(653,918)
	$-	$-

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

10.	CHINA CONTRIBUTION PLAN

The Company’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the three months ended March 31, 2019 and 2018, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $12,202 and $10,029, respectively, to these funds.

11.	OPERATING LEASE

The Company has operating leases for its office facilities. The Company's leases have remaining terms of approximately four years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

(In U.S. dollars)

The following table provides a summary of leases by balance sheet location as of March 31, 2019:

Assets/liabilities	Classification	As of March 31, 2019
Assets
Operating lease right-of-use assets	Operating lease assets	$944,754

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$222,976

Long-term
Operating lease liability - non-current	Long-term operating lease liabilities	761,766
Total lease liabilities		$984,742

The operating lease expenses for the three months ended March 31, 2019 were as follows:

		Three months ended
Lease Cost	Classification	March 31, 2019
Operating lease cost	General and administrative expenses	$70,520
Total lease cost		$70,520

Maturities of operating lease liabilities at March 31, 2019 were as follows:

Maturity of Lease Liabilities	Operating Leases
12 months ending March 31,
2020	$293,697
2021	293,697
2022	293,697
2023	269,223
Total lease payments	$1,150,314
Less: interest	(165,572)
Present value of lease payments	$984,742

Lease liabilities include lease and non-lease component such as management fee.

Future minimum lease payments as of March 31, 2019 were as follows:

12 months ending March 31,
2020	225,127
2021	225,127
2022	225,127
2023	206,367
Total	$881,748

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

(In U.S. dollars)

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	3.92

Weighted-average discount rate (%)
Operating leases	8%

12.	CONCENTRATIONS AND CREDIT RISK

(a)	Concentrations

In the three months ended March 31, 2019, three customers accounted for 73.2% of the Company’s revenues. No other customer accounts for more than 10% of the Company’s revenue in the three months ended March 31, 2019. In the three months ended March 31, 2018, one customer accounted for 89.4% of the Company’s revenues. No other customer accounts for more than 10% of the Company’s revenue in the three months ended March 31, 2018, respectively.

As of March 31, 2019, three customers accounted for 97.4% of the Company’s accounts receivable. As of December 31, 2018, two customers accounted for 83% of the Company’s accounts receivable.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2019 and December 31, 2018, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

13.	SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to March 31, 2019 to the date these condensed consolidation financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these condensed consolidated financial statements.

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

According to the development demand and future goals of our customers, in 2018 we started to offer a series of services such as business planning, financial guidance, business matching and guidance for listing primarily in the United States. At present, in our customer pool, many small and medium-sized enterprises have increased their public awareness. They are seeking the potential advantages of being a listed company and striving for obtaining the recognition of international capital to accelerate their corporate expansion. However many enterprises themselves may not be familiar with the listing requirements, laws and regulations of different capital markets, and the process of obtaining financing from overseas markets.

In order to help our customers who intend to access overseas capital markets, we have a team of experienced professionals who have professional knowledge of the listing rules and regulations of various capital markets. We will make full use of our expertise and resources in the capital markets to assist these customers to achieve their goals.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

The following table sets forth key components of our results of operations during the three months ended March 31, 2019 and 2018, both in dollars and as a percentage of our revenue.

	Three Months Ended March 31,
	2019		2018
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$708,946	100.00	$43,366	100.00
Cost of revenue	(525,573)	(74.13)	(19,593)	(45.18)
Gross profit	183,373	25.87	23,773	54.82
Operating expenses
General and administrative expenses	(489,423)	(69.04)	(411,344)	(948.54)
Loss from operations	(306,050)	(43.17)	(387,571)	(893.72)
Other income	5,169	0.73	56	0.13
Loss before income taxes	(300,881)	(42.44)	(387,515)	(893.59)
Income tax expense	(60,305)	(8.51)	(87)	(0.20)
Net loss	$(361,186)	(50.95)	$(387,602)	(893.79)
Less: Net income attributable to non-controlling interests	8,229	1.16	-	-
Net loss attributable to Porter Holding International Inc. common stockholders	$(369,415)	(52.11)	$(387,602)	(893.79)

Revenue. Our revenue was $708,946 for the three months ended March 31, 2019, compared to $43,366 for the same period last year. Starting from the second quarter of 2018, we commenced to provide various consulting services to our customers, especially those who have the intention to be publicly listed primarily on the stock exchanges in the United States, and we received service income from the provision of these consulting services totaled $333,230 for the three months ended March 31, 2019. Moreover, starting from the first quarter of 2019, the Company provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels and promotion strategy, via live and online sessions. The service income from providing training services totaled $308,117 for the three months ended March 31, 2019. Through Porter Consulting we also promoted the payment service of a third-party payment service provider to merchants in Shenzhen and in return share a portion of the processing fees earned by the third-party payment service provider as commission. Our commission totaled $25,798 and $40,965 for the three months ended March 31, 2019 and 2018, respectively.

Cost of revenue.  Our cost of revenue was $525,573 for the three months ended March 31, 2019, compared to $19,593 for the same period last year. Cost of revenue refers to the cost of consulting services, third-party payment service and other business. The increase was mainly due to the consulting services started since the second quarter of 2018. The cost of consulting service refers to the shell acquisition, legal and accounting advisory service outsourced to third-party service providers.

Gross profit and gross margin. Our gross profit was $183,373 for the three months ended March 31, 2019, compared to $23,773 for the same period last year. Gross profit as a percentage of revenue (gross margin) was 25.87% for the three months ended March 31, 2019, compared to 54.82% for the same quarter last year. The increase of gross profit was mainly due to various consulting services started since the second quarter of 2018.

General and administrative expenses. Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations.  Our general and administrative expenses increased by $78,079 to $489,423 for the three months ended March 31, 2019, from $411,344 for the same period in 2018. We incurred more staff salaries as we expanded our business of consulting services to customers.

	Three months ended March 31,
	2019		2018		Fluctuation
	Amount ($)%		Amount ($)%		Amount	%
Salary and staff benefits	312,534	63.86	246,726	59.98	65,808	16.00
Lease and management fee	71,874	14.69	76,627	18.63	(4,753)	(1.16)
Legal and professional fees	73,148	14.95	64,082	15.58	9,066	2.20
Dep and amortization	5,994	1.22	2,810	0.68	3,184	0.77
Others	25,873	5.28	21,099	5.13	4,774	1.17
Total G&A	489,423	100.00	411,344	100.00	78,079	18.97

Income tax expense. Our Income tax expense was $60,305 for the three months ended March 31, 2019, compared to $87 for the same period last year. The increase was mainly due to PPBGL generated $317,090 of net profit and $41,358 tax expenses accrued accordingly for current period.

Net loss. As a result of the cumulative effect of the factors described above, our net loss decreased by $26,416, to $361,186 for the three months ended March 31, 2019 from $387,602 for the same period in 2018.

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

Without additional funding, management believes that we will not have sufficient funds to meet our obligations beyond one year after the date our condensed consolidated financial statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

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

Liquidity and Capital Resources

Working Capital

	March 31, 2019	December 31, 2018
Current Assets	$1,664,131	$1,486,197
Current Liabilities	2,803,637	2,192,678
Working Capital Deficiency	$1,139,506	$706,481

As of March 31, 2019, we had cash and cash equivalents of $680,180. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Going Concern Uncertainties

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net loss of $361,186 during the three months ended March 31, 2019, resulting in an accumulated deficit of $1,996,011 as of March 31, 2019, and it currently has net working capital deficit of $1,139,506. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. We may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. Our sources of capital in the past have included borrowings from our stockholders and related parties. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to generate profitable operations and/ or obtaining the necessary financing, we may be forced to curtail operations.

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(86,011)	$(282,274)
Net cash used in investing activities	(1,144)	(54,615)
Net cash provided by financing activities	71,396	309,434
Effect of exchange rate changes on cash and cash equivalents	(32,182)	6,613
Net decrease in cash and cash equivalents	(47,941)	(20,842)
Cash and cash equivalents at the beginning of period	728,121	240,072
Cash and cash equivalents at the end of period	$680,180	$219,230

Operating Activities

Net cash used in operating activities was $86,011 for the three months ended March 31, 2019, as compared to $282,274 net cash used in operating activities for the three months ended March 31, 2018. The net cash used in operating activities for the three months ended March 31, 2019 was mainly due to our net loss of $361,186, an increase in account receivables of $185,789, partially offset by the increase in deferred revenue of $241,921, accruals and other payables of $148,812, and accounts payable of $78,719. The net cash used in operating activities for the three months ended March 31, 2018 was mainly due to our net loss of $387,602, partially offset by a decrease in prepayments and other receivables of $64,104 and the increase in accruals and other payables of $33,228.

Investing Activities

Net cash used in investing activities was $1,144 for the three months ended March 31, 2019, as compared to $54,615 for the three months ended March 31, 2018. The cash used in investing activities for the three months ended March 31, 2019 was attributable to the purchase of property, plant and equipment of $1,144. The cash used in investing activities for the three months ended March 31, 2018 was mainly attributable to short-term investments of $18,100 and purchase of property, plant and equipment of $36,515.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 was $71,396, as compared to $309,434 for the three months ended March 31, 2018. During the three months ended March 31, 2019, we obtained advances of $1,411,933 from shareholders, and repaid $1,339,937 to shareholders. During the three months ended March 31, 2018, we obtained advances of $1,761,118 from shareholders, and repaid $1,452,992 to related parties.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of March 31, 2019:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts due to shareholders	$1,731,258	$1,731,258	$-	$-	$-
Amount due to related parties	58,215	58,215	-	-	-
Leases	881,748	225,127	450,254	206,367	-
TOTAL	2,671,221	2,014,600	450,254	206,367	-

Capital Expenditures

We incurred capital expenditures of $1,144 and $36,515 in the three months ended March 31, 2019 and 2018, respectively.

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

The Company's accounting policies were revised in connection with the implementation of ASC 842. See Note 2, "Summary of Significant Accounting Policies" in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further discussion of the implementation of ASC 842. There were no other material changes to the critical accounting policies previously disclosed in our audited consolidated financial statements for the year ended December 31, 2018 included in the Annual Report on Form 10-K filed on April 15, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer.  Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2019 due to the following material weaknesses that our management identified in our internal control over financial reporting as of March 31, 2019:

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

(4     We do not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements of revenue process;

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our condensed consolidation financial statements as of and for the period ended March 31, 2019 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2019

PORTER HOLDING INTERNATIONAL, INC.

By:	/s/ Zonghua Chen
Zonghua Chen
Chief Executive Officer and Chief Financial Officer