Form 10-Q
period 2019-06-30
Porter Holding International, Inc.
filed 2019-08-14
CIK 1605810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

_____________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	508,110,000

PORTER HOLDING INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

PORTER HOLDING INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In U.S. dollars)

	June 30, 2019	December 31, 2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$549,714	$728,121
Accounts receivable, net of $54,408 and $37,547 allowance for doubtful accounts as of June 30, 2019 and December 31, 2018, respectively	1,332,682	726,912
Prepayments and other receivables	43,476	31,164
Total current assets	1,925,872	1,486,197

NON-CURRENT ASSETS
Long-term rental deposits	36,681	36,625
Long-term prepayments	6,040	2,860
Property, plant and equipment, net	57,876	67,595
Intangible assets, net	29,032	30,967
Operating lease right-of-use assets	873,206	-
Total non-current assets	1,002,835	138,047

TOTAL ASSETS	$2,928,707	$1,624,244

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$7,060	$7,139
Accruals and other payables	281,443	186,732
Deferred revenue	63,286	27,826
Tax payable	157,271	128,174
Amounts due to shareholders	2,197,371	1,659,262
Amounts due to related parties	56,911	183,545
Operating lease liabilities – current	222,369	-
Total current liabilities	2,985,711	2,192,678

NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	687,435	-
TOTAL LIABILITIES	3,673,146	2,192,678

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share 250,000,000 shares authorized and nil shares issued as of June 30, 2019 and December 31, 2018	-	-
Common stock, par value $0.001 per share; 750,000,000 shares authorized, 508,110,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018	508,110	508,110
Additional paid-in capital	525,914	400,561
Accumulated deficit	(1,936,130)	(1,626,596)
Accumulated other comprehensive income	98,488	93,674
Total Porter Holding International, Inc. stockholders’ deficit	(803,618)	(624,251)

Non-controlling interests	59,179	55,817
Total stockholders’ deficit	(744,439)	(568,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,928,707	$1,624,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

REVENUE	$985,493	$539,014	$1,694,439	$582,380

COST OF REVENUE	(273,845)	(46,559)	(799,418)	(66,152)

GROSS PROFIT	711,648	492,455	895,021	516,228

OPERATING EXPENSES
General and administrative expenses	(673,669)	(471,301)	(1,163,092)	(882,645)
Total operating expenses	(673,669)	(471,301)	(1,163,092)	(882,645)

INCOME (LOSS) FROM OPERATIONS	37,979	21,154	(268,071)	(366,417)

OTHER INCOME, NET
Other income	2,414	105	7,583	161
Total other income, net	2,414	105	7,583	161

NET INCOME (LOSS) BEFORE TAXES	40,393	21,259	(260,488)	(366,256)

Income tax benefit (expense)	14,575	247	(45,730)	160

NET INCOME (LOSS)	54,968	21,506	(306,218)	(366,096)

Less: Net (loss) income attributable to non-controlling interests	(4,913)	-	3,316	-

Net income (loss) attributable to Porter Holding International, Inc. common stockholders	59,881	21,506	(309,534)	(366,096)

NET INCOME (LOSS)	54,968	21,506	(306,218)	(366,096)
Other comprehensive income
Foreign currency translation income	19,574	134,454	4,860	44,372

Total Comprehensive income (loss)	74,542	155,960	(301,358)	(321,724)
Less: comprehensive (loss) income attributable to non-controlling interests	(6,275)	-	3,362	-

Comprehensive income (loss) attributable to Porter Holding International, Inc. common stockholders	$80,817	$155,960	$(304,720)	$(321,724)

Basic and diluted earnings (loss) per share	$- *	$- *	$- *	$- *

Weighted average number of common shares outstanding - basic and diluted	508,110,000	508,110,000	508,110,000	508,110,000

* Less than $0.01 per share

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 and 2018

(Unaudited)

(In U.S. dollars)

	Common stock		Additional		Accumulated other	Non-
	Number		paid-in	Accumulated	comprehensive	controlling	Total
	of shares	Amount	capital	deficit	income (loss)	interests	Equity
Balance at December 31, 2018	508,110,000	$508,110	$400,561	$(1,626,596)	$93,674	$55,817	$(568,434)

Net income (loss)	-	-	-	(369,415)	-	8,229	(361,186)

Capital contribution	-	-	125,353	-	-	-	125,353

Foreign currency translation adjustment	-	-	-	-	(16,122)	1,408	(14,714)

Balance at March 31, 2019	508,110,000	$508,110	$525,914	$(1,996,011)	$77,552	$65,454	$(818,981)

Net income (loss)	-	-	-	59,881	-	(4,913)	54,968

Foreign currency translation adjustment	-	-	-	-	20,936	(1,362)	19,574

Balance at June 30, 2019	508,110,000	$508,110	$525,914	$(1,936,130)	$98,488	$59,179	$(744,439)

	Common stock		Additional		Accumulated other
	Number		paid-in	Accumulated	comprehensive	Total
	of shares	Amount	capital	deficit	income (loss)	Equity
Balance at December 31, 2017	508,110,000	$508,110	$400,561	$(3,033,438)	$41,769	$(2,082,998)

Net loss	-	-	-	(387,602)	-	(387,602)

Foreign currency translation adjustment	-	-	-	-	(90,082)	(90,082)

Balance at March 31, 2018	508,110,000	$508,110	$400,561	$(3,421,040)	$(48,313)	$(2,560,682)

Net income	-	-	-	21,506	-	21,506

Foreign currency translation adjustment	-	-	-	-	134,454	134,454

Balance at June 30, 2018	508,110,000	$508,110	$400,561	$(3,399,534)	$86,141	$(2,404,722)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

 (In U.S. dollars)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities
Net loss	$(306,218)	$(366,096)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	11,944	7,315
Gain on disposal of property, plant and equipment	(51)	116
Amortization of operating lease right-of-use assets	100,915	-
Allowance for doubtful accounts	17,006	-
Changes in assets and liabilities
Accounts receivable	(623,243)	(298,512)
Prepayments and other receivables	(14,653)	3,594
Operating lease liabilities	(105,966)	-
Accounts payable	(91)	(59,514)
Accruals and other payables	138,927	1,462
Deferred revenue	35,842	475,979
Tax payable	28,689	(160)
Net cash used in operating activities	(716,899)	(235,816)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,137)	(62,626)
Purchase of investments	-	(196,248)
Proceeds from disposal of investments	-	196,248
Net cash used in investing activities	(1,137)	(62,626)

Cash flows from financing activities
Advances from related parties	-	101,334
Repayment to related parties	(4,422)	(1,449,397)
Advances from shareholders	3,906,022	1,643,895
Repayment to shareholders	(3,355,088)	-
Net cash provided by financing activities	546,512	295,832

Effect of exchange rates on cash	(6,883)	1,197

Net decrease in cash and cash equivalents	(178,407)	(1,413)

Cash and cash equivalents at beginning of period	728,121	240,072

Cash and cash equivalents at end of period	$549,714	$238,659

Supplemental of cash flow information
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$-
Non-cash financing activities:
Operating lease asset obtained in exchange for operating lease obligation	$1,032,608	$-
Capital contribution	$125,353	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2019

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2019

(Unaudited)

(In U.S. dollars)

The interim condensed consolidated financial information as of June 30, 2019, for the three and six months periods ended June 30, 2019 and 2018 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, previously filed with the SEC on April 15, 2019.

In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net loss of $306,218 during the six-month period ended June 30, 2019, resulting in an accumulated deficit of $1,936,130 as of June 30, 2019, and it currently has net working capital deficit of $1,059,839. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all.

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

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2019

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

The following financial information of the Company’s consolidated VIEs (including subsidiary of VIEs) is included in the accompanying condensed consolidated financial statements:

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$528,805	$524,115
Accounts receivable, net	981,105	726,912
Prepayments and other receivables	43,432	30,961
Amount due from related parties	5,481	-
Total current assets	1,558,823	1,281,988

NON-CURRENT ASSETS
Long term rental deposit	36,681	36,625
Long term prepayment	6,040	2,860
Property, plant and equipment, net	56,278	65,759
Intangible assets, net	29,032	30,967
Operating lease right-of-use assets	873,206	-
Total non-current assets	1,001,237	136,211

TOTAL ASSETS	$2,560,060	$1,418,199

CURRENT LIABILITIES
Accounts payable	$7,060	$7,139
Accruals and other payables	254,276	132,294
Deferred revenue	63,286	27,826
Tax payable	112,614	128,174
Amounts due to shareholders of the Company	2,103,450	1,593,628
Amounts due to related parties	-	179,017
Operating lease liability - current	222,369	-
Total Current Liabilities	2,763,055	2,068,078

NON-CURRENT LIABILITIES
Operating lease liability - non-current	687,435	-
TOTAL LIABILITIES	$3,450,490	$2,068,078

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2019

(Unaudited)

(In U.S. dollars)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net revenue	$962,833	$539,014	$1,354,531	$582,380
Net income (loss)	$128,785	$136,147	$(470,552)	$(168,481)

	Six months ended June 30,
	2019	2018

Net cash used in operating activities	$(539,104)	$(58)
Net cash used in investing activities	(1,137)	(60,271)
Net cash provided by (used in) financing activities	544,084	(33,816)

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

The Company via Porter Consulting earns commissions of $22,303 and $48,101 for the three and six months ended June 30, 2019 respectively, primarily from a third-party payment service provider when China UnionPay card transactions are completed and settled. Commissions of $58,224 and $99,189 were earned for the three and six months ended June 30, 2018 respectively. Revenue related to commissions is recognized in the income statement at the time when the underlying transaction is completed.

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

Phase II consulting services primarily include reorganization, pre-listing education and tutoring, talent search, legal and audit firm recommendation and coordination, VIE contracts and other public-listing related documents review, merger and acquisition planning, investor referral and pre-listing equity financing source identification and recommendation, independent directors and audit committee candidates recommendation; shell company identification and recommendation for customers expecting to become publicly listed through reverse merger transaction; etc. Management estimates that Phase II normally takes about five months to complete based its past experiences.

 PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2019

(Unaudited)

 (In U.S. dollars)

Phase III consulting services primarily include assistance in preparation of customers’ registration statement under IPO transactions or Form 8-K under reverse merger transactions; assistance in answering comments and questions received from regulatory agencies etc. Management believes it is very difficult to estimate the timing of this phase of service as the completion of Phase III services is not within the Company’s control.

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

Depending on the complexity of the underlying service arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earnings process occurs. Depending on the magnitude of specific revenue arrangements, adjustment may be made to the judgments, assumptions and estimates regarding contracts executed in any specific period. Service income from consulting services, totaled $927,780 and $1,261,010 for the three and six months period ended June 30, 2019, is recognized when the service is performed. Service income from consulting services, totaled $476,213 for the three and six months period ended June 30, 2018.

In accordance with ASC 606, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned by PPBGL as commissions. When the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenues should be recorded on a gross basis. When the Company is not the primary obligor, does not bear the inventory risk and does not have the ability to establish the price, revenues are recorded on a net basis. The Company determined that it is not the primary obligor in its cosmetic trading business. For the three and six months period ended June 30, 2019, the Company recognized a net revenue of $22,534 and $31,666, when control of the products has transferred, being at the point the products are delivered to the customer and the customer has accepted the products, and there is no unfulfilled obligation that could affect the customer’s acceptance of the products. No such income was earned in the same period 2018.

Starting from the first quarter of 2019, the Company via PPBGL provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels and promotion strategy, via live and online sessions. Under ASC Topic 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to perform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The fees associated with the course of training sessions are clearly identified in service agreements. Training service revenue is recognized at the time when the training sessions stipulated in the contract are completed. The Company recognized $126 and $308,243 for the three and six months period ended June 30, 2019.

Practical expedients and exemption

The company had no occurred any costs to obtain contracts, and do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2019

(Unaudited)

(In U.S. dollars)

Revenue by major product line

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2019	2018	2019	2018

Investment and corporate management consulting services	$927,780	$476,213	$1,261,010	$476,213
Training service	126	-	308,243	-
Third-party payment service	22,303	58,224	48,101	99,189
Cosmetic trading business	22,534	-	31,666	-
Others	12,750	4,577	45,419	6,978
	$985,493	$539,014	$1,694,439	$582,380

Revenue by recognition over time vs point in time

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2019	2018	2019	2018

Revenue by recognition over time	$927,780	$476,213	$1,261,010	$476,213
Revenue by recognition at a point in time	57,713	62,801	433,429	106,167
	$985,493	$539,014	$1,694,439	$582,380

Fixed price contract

	June 30, 2019
	Contract Amount	Future Estimated Revenue

Investment and corporate management consulting services	$21,050,000	$16,865,000

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

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2019

(Unaudited)

 (In U.S. dollars)

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2019	RMB6.8650 to $1	HKD7.8103 to $1
December 31, 2018	RMB6.8755 to $1	HKD7.8305 to $1

Income statement and cash flows items
For the six-month period ended June 30, 2019	RMB6.7836 to $1	HKD7.8428 to $1
For the six-month period ended June 30, 2018	RMB6.3695 to $1	HKD7.8380 to $1
For the three-month period ended June 30, 2019	RMB6.8195 to $1	HKD7.8399 to $1
For the three-month period ended June 30, 2018	RMB6.3772 to $1	HKD7.8480 to $1

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income (loss) attributable to Porter Holding International, Inc.	$59,881	$21,506	$(309,534)	$(366,096)

Weighted average number of common shares outstanding - basic and diluted	508,110,000	508,110,000	508,110,000	508,110,000

Basic and diluted loss per share	$-	$-	$-	$-

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

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2019

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

As of June 30, 2019 and December 31, 2018, the Company had no investments in financial instruments.

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

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the condensed consolidated balance sheets.

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2019

(Unaudited)

(In U.S. dollars)

As a result of the adoption of the standard, based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized ROU assets of $0.97 million and lease liabilities of $1.01 million on its unaudited condensed consolidated balance sheet as of January 1, 2019. The assets and liabilities recognized upon application of the transition provisions were primarily associated with existing office and storage leases. There were no finance leases as of June 30, 2019.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company has adopted this new rule beginning with our financial reporting for the quarter ending June 30, 2019. The Company has included our Unaudited Condensed Consolidated Statements of Change in Stockholders’ Deficit with each quarterly filing on Form 10-Q.

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

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	June 30, 2019	December 31, 2018

Billed	$351,577	$-
Unbilled	1,035,513	764,459
Accounts receivable	$1,387,090	$764,459
Less: allowance for doubtful accounts	(54,408)	(37,547)
	$1,332,682	$726,912

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2019

(Unaudited)

 (In U.S. dollars)

The following table sets forth the movement of allowance for doubtful accounts:

	June 30, 2019	December 31, 2018

Beginning	$37,547	$-
Additions	17,006	39,060
Exchange rate difference	(145)	(1,513)
Balance	$54,408	$37,547

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2019	December 31, 2018

Office and computer equipment	$170,171	$190,605
Less: Accumulated depreciation	(112,295)	(123,010)
	$57,876	$67,595

Depreciation expenses charged to the statements of operations for the six months ended June 30, 2019 and 2018 were $9,938 and $5,179, respectively. Depreciation expenses charged to the statements of operations for the three months ended June 30, 2019 and 2018 were $4,953 and $3,439, respectively. Gain on disposal of property, plant and equipment for the six months ended June 30, 2019 and 2018 were $51 and $nil, respectively.

5.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	June 30, 2019	December 31, 2018

Domain names and trademarks	$40,313	$40,251
Less: Accumulated amortization	(11,281)	(9,284)
	$29,032	$30,967

Amortization charged to the statements of operations for the six-month period ended June 30, 2019 and 2018 were $2,006 and $2,136, respectively. Amortization charged to the statements of operations for the three months ended June 30, 2019 and 2018 were $997 and $1,066, respectively.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2019

(Unaudited)

 (In U.S. dollars)

6.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	June 30, 2019	December 31, 2018

Salary payables	$92,315	$89,112
Accrued professional fees	26,075	53,965
Deposits	160,233	-
Accrued rental expenses	2,079	43,601
Others	741	54
	$281,443	$186,732

7.	BALANCES WITH RELATED PARTIES

Note	June 30, 2019	December 31, 2018
Due to related parties
Liaoning Northeast Asia Porter City Investment Limited (a)	$56,911	$183,545
	$56,911	$183,545

Due to shareholders
Mr. Zonghua Chen (the Company’s Chairman, Chief Executive Officer, Chief Financial Officer and President)	$1,734,527	$1,338,336
Mr. Zongjian Chen (brother of Mr. Zongjian Chen)	462,844	269,844
Ms. Xiaofang Huang (director of Porter Investment Limited)	-	51,082
	$2,197,371	$1,659,262

(a)	Mr. Zonghua Chen is a supervisor and Mr. Zongjian Chen is a 45% shareholder of Liaoning Northeast Asia Porter City Investment Limited.

All the above balances are due on demand, interest-free and unsecured. The Company used the funds for its operations. For the six months ended June 30, 2019, the Company had transactions amounted $3,906,022 from shareholders and $3,355,088 to shareholders, comparing to $1,643,895 from shareholders for the same period in 2018. For the six months ended June 30, 2019, the Company had transactions amounted $4,422 to related parties, comparing to $101,334 from related parties and $1,449,397 to related parties for the same period in 2018.

During the period of the six-month period ended June 30, 2019, Mr. Zongjian Chen transfer his creditor's rights to Liaoning Northeast Asia Porter City Investment Limited amounted $125,353 to the Company. As a result, the Company regards this transaction as his donation and off-set the amount due to Liaoning Northeast Asia Porter City Investment Limited accordingly.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2019

(Unaudited)

(In U.S. dollars)

8.	INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

ULNV is incorporated in the State of Nevada and is subject to the U.S. federal tax and has incurred net operating loss for income tax purposes through June 30, 2019. As of June 30, 2019, future net operating losses of approximately $45,437 from ULNV are available to offset future taxable income through 2038. Accumulated deficit as of June 30, 2019 and December 31, 2018 was approximately $1.9 million and $1.6 million, respectively.

The 2017 Tax Act created a new requirement that, for the periods beginning after January 1, 2018, certain income (referred to as global intangible low taxed income or “GILTI”) earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations must be included in U.S. taxable income. The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules – the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes – the deferred method. The Company elected to account for GILTI in the period the tax is incurred. The Company did not generate any GILTI during the six-month period ended June 30, 2019.

PGL is registered as an international business company and is exempted from corporation tax in Seychelles.

PPBGL is subject to Hong Kong profits tax rate of 16.5%. For the six-month period ended June 30, 2019, it generated $337,108 of net income and $44,657 tax expenses accrued accordingly. For the six-month period ended June 30, 2018, it did not have any assessable profits arising in or derived from Hong Kong and accordingly no provision for Hong Kong profits tax was made.

PRC Tax

The Company’s subsidiary and consolidated VIEs in China are subject to corporate income tax (“CIT”) at 25% for the six-month period ended June 30, 2019 and 2018. As of June 30, 2019, the Company had approximately $3.4 million of net operating loss carried forward from the foreign subsidiaries which will expire in various years through 2023.

The Ministry of Finance (“MOF”) and State Administration of Taxation (“SAT”) on June 9, 2017 jointly issued Cai Shui 2017 No. 43. This clarified that from January 1, 2017 to December 31, 2019, eligible small enterprises whose taxable income falls under RMB500,000 (previously RMB300,000), may pay CIT on 50% of their whole income at a rate of 20% (i.e., effective rate is 10%).

Porter Consulting enjoyed the above preferential policy on its profits in fiscals 2018 and 2019.

A reconciliation of the income tax expense determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Profit/(Loss) before income taxes	$40,393	$21,259	$(260,488)	$(366,256)
United States statutory income tax rate	21%	21%	21%	21%
Income tax expense/(benefit) computed at statutory corporate income tax rate	8,483	4,464	(54,702)	(76,914)
Reconciling items:
Effect of different tax jurisdictions	(122,316)	794	(121,236)	(16,239)
Non-deductible expenses	(73,446)	19,483	36,875	58,169
Change in valuation allowance	172,704	(21,983)	184,793	34,584
Effect of tax exemption granted to Porter Consulting	-	(3,005)	-	240
Income tax expense (benefit)	$(14,575)	$(247)	$45,730	$(160)

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2019

(Unaudited)

(In U.S. dollars)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2019 and December 31, 2018 are presented below

	June 30,	December 31,
	2019	2018

Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$9,542	$9,542
- Hong Kong	-	10,973
- PRC	829,169	633,403
	838,711	653,918
Less: Valuation allowance	(838,711)	(653,918)
	$-	$-

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

9.	CHINA CONTRIBUTION PLAN

The Company’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the six months ended June 30, 2019 and 2018, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $24,977 and $23,519, respectively, to these funds. For the three months ended June 30, 2019 and 2018, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $12,775 and $13,490, respectively, to these funds.

10.	OPERATING LEASE

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX-MONTH ENDED JUNE 30, 2019

(Unaudited)

(In U.S. dollars)

The following table provides a summary of leases by balance sheet location as of June 30, 2019:

Assets/liabilities	Classification	June 30, 2019
Assets
Operating lease right-of-use assets	Operating lease assets	$873,206

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$222,369

Long-term
Operating lease liability - non-current	Long-term operating lease liabilities	687,435
Total lease liabilities		$909,804

The operating lease expenses for the three and six months ended June 30, 2019 were as follows:

		Three months ended	Six months ended
Lease Cost	Classification	June 30, 2019
Operating lease cost	General and administrative expenses	$69,710	$140,230
Total lease cost		$69,710	$140,230

Maturities of operating lease liabilities at June 30, 2019 were as follows:

Maturity of Lease Liabilities	Operating Leases
12 months ending June 30,
2020	$287,117
2021	287,117
2022	287,117
2023	191,413
Total lease payments	$1,052,764
Less: interest	(142,960)
Present value of lease payments	$909,804

Lease liabilities include lease and non-lease component such as management fee.

Future minimum lease payments as of June 30, 2019 were as follows:

12 months ending June 30,
2020	220,084
2021	220,084
2022	220,084
2023	146,723
Total	$806,975

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX-MONTH ENDED JUNE 30, 2019

(Unaudited)

(In U.S. dollars)

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	3.67

Weighted-average discount rate (%)
Operating leases	8%

11.	CONCENTRATIONS AND CREDIT RISK

(a)	Concentrations

In the three months ended June 30, 2019, three customers accounted for 29%, 22% and 18% of the Company’s revenues, respectively. In the six months ended June 30, 2019, four customers accounted for 18%, 17%, 15% and 14% of the Company’s revenues, respectively.

In the three months ended June 30, 2018, two customers accounted for 74% and 14% of the Company’s revenues, respectively. In the six months ended June 30, 2018, three customers accounted for 69%, 16% and 13% of its revenues, respectively.

No other customer accounts for more than 10% of the Company’s revenue in the three and six months ended June 30, 2019 and 2018.

As of June 30, 2019, four customers accounted for 86% of the Company’s accounts receivable. As of December 31, 2018, two customers accounted for 83% of the Company’s accounts receivable.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2019, and December 31, 2018, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

12.	SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to June 30, 2019 to the date these condensed consolidation financial statements were issued and has determined that it does not have any material subsequent events to disclose in these condensed consolidated financial statements.

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

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

The following table sets forth key components of our results of operations during the three months ended June 30, 2019 and 2018, both in dollars and as a percentage of our revenue.

	Three Months Ended June 30,
	2019		2018
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$985,493	100.00	$539,014	100.00
Cost of revenue	(273,845)	(27.79)	(46,559)	(8.64)
Gross profit	711,648	72.21	492,455	91.36
Operating expenses
General and administrative expenses	(673,669)	(68.36)	(471,301)	(87.44)
Income from operations	37,979	3.85	21,154	3.92
Other income	2,414	0.24	105	0.02
Net Income before income taxes	40,393	4.10	21,259	3.94
Income tax benefit	14,575	1.48	247	0.05
Net income	$54,968	5.58	$21,506	3.99
Less: Net loss attributable to non-controlling interests	(4,913)	(0.50)	-	-
Net income attributable to Porter Holding International Inc. common stockholders	$59,881	6.08	$21,506	3.99

Revenue. Our revenue was $985,493 for the three months ended June 30, 2019, compared to $539,014 for the same period last year. Starting from the second quarter of 2018, we commenced to provide various consulting services to our customers, especially those who have the intention to be publicly listed primarily on the stock exchanges in the United States, and we received service income from the provision of these consulting services totaled $927,780 and $476,213 for the three months ended June 30, 2019 and 2018, respectively. Through Porter Consulting we also promoted the payment service of a third-party payment service provider to merchants in Shenzhen and in return share a portion of the processing fees earned by the third-party payment service provider as commission. Our commission totaled $22,303 and $58,224 for the three months ended June 30, 2019 and 2018, respectively. The Company also generated $22,534 and nil from cosmetic trading business for the three months ended June 30, 2019 and 2018, respectively.

Cost of revenue.  Our cost of revenue was $273,845 for the three months ended June 30, 2019, compared to $46,559 for the same period last year. Cost of revenue refers to the cost of consulting services, third-party payment service and other business. The increase was in line with the growth of consulting services. The cost of consulting service refers to the shell acquisition, legal and accounting advisory service outsourced to third-party service providers.

Gross profit and gross margin. Our gross profit was $711,648 for the three months ended June 30, 2019, compared to $492,455 for the same period last year. Gross profit as a percentage of revenue (gross margin) was 72.21% for the three months ended June 30, 2019, compared to 91.36% for the same quarter last year. The increase of gross profit was mainly due to more consulting services that we provided in 2019.

General and administrative expenses. Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations.  Our general and administrative expenses increased by $202,368 to $673,669 for the three months ended June 30, 2019, compared to $471,301 for the same period in 2018. Legal and professional fees increased due to change in auditors and consultants in 2019. Increase in salary and other was due to the fact that we paid more professional staff salaries as we expanded our consulting services to customers.

	Three months ended June 30,
	2019		2018		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and staff benefits	$313,721	46.57	$288,176	61.14	$25,545	5.42
Lease and management fee	71,298	10.58	71,593	15.19	(295)	(0.06)
Legal and professional fees	208,030	30.88	79,019	16.77	129,011	27.37
Dep and amortization	5,950	0.88	4,506	0.96	1,444	0.31
Others	74,670	11.09	28,007	5.94	46,663	9.90
Total G&A	$673,669	100.00	$471,301	100.00	$202,368	42.94

Income tax benefit. Our Income tax benefit was $14,575 for the three months ended June 30, 2019, compared to $247 for the same period last year.

Net income/ (loss). As a result of the cumulative effect of the factors described above, our net income was $54,968 for the three months ended June 30, 2019, compared with a net income of $21,506 for the same period in 2018.

Comparison of Six Months Ended June 30, 2019 and 2018

The following table sets forth key components of our results of operations during the six months ended June 30, 2019 and 2018, both in dollars and as a percentage of our revenue.

	Six Months Ended June 30,
	2019		2018
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$1,694,439	100.00	$582,380	100.00
Cost of revenue	(799,418)	(47.18)	(66,152)	(11.36)
Gross profit	895,021	52.82	516,228	88.64
Operating expenses
General and administrative expenses	(1,163,092)	(68.64)	(882,645)	(151.56)
Loss from operations	(268,071)	(15.82)	(366,417)	(62.92)
Other income	7,583	0.45	161	0.03
Loss before income taxes	(260,488)	(15.37)	(366,256)	(62.89)
Income tax benefit/(expense)	(45,730)	(2.70)	160	0.03
Net loss	$(306,218)	(18.07)	$(366,096)	(62.86)
Less: Net income attributable to non-controlling interests	3,316	0.20	-	-
Net loss attributable to Porter Holding International Inc. common stockholders	(309,534)	(18.27)	(366,096)	(62.86)

Revenue. Our revenue was $1,694,439 for the six months ended June 30, 2019, compared to $582,380 for the same period last year. Starting from the second quarter of 2018, we commence to provide various consulting services to our customers, especially those who have the intention to be publicly listed primarily on the stock exchanges in the United States, and service income from the provision of these consulting services totaled $1,261,010 and $476,213 for the six months ended June 30, 2019 and 2018, respectively. Moreover, starting from the first quarter of 2019, the Company provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels and promotion strategy, through live and online sessions. The service income from providing training services totaled $308,243 for the six months ended June 30, 2019. Through Porter Consulting we also promote the payment service of a third-party payment service provider to merchants in Shenzhen and in return share a portion of the processing fees earned by the third-party payment service provider as commission. Our commission totaled $48,101 and $99,189 for the six months ended June 30, 2019 and 2018, respectively. The Company also generated $31,666 and nil from cosmetic trading business for the six months ended June 30, 2019 and 2018, respectively.

Cost of revenue.  Our cost of revenue was $799,418 for the three months ended June 30, 2019, compared to $66,152 for the same period last year. Cost of revenue refers to the cost of consulting services, third-party payment service and other business. The increase was in line with the growth of consulting services. The cost of consulting service refers to the shell acquisition, legal and accounting advisory service outsourced to third-party service providers.

Gross profit and gross margin. Our gross profit was $895,021 for the six months ended June 30, 2019, compared with a gross profit of $516,228 for the same period last year. Gross profit as a percentage of revenue (gross margin) was 52.82% for the six months ended June 30, 2019, compared to 88.64% for the six months ended June 30, 2018. The increase of gross profit was mainly due to more consulting services that we provided in 2019.

General and administrative expenses. Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $280,447 to $1,163,092 for the six months ended June 30, 2019, from $882,645 for the same period in 2018. Legal and professional fees increased due to the change in auditors and consultants in 2019. Increase in salary and other was due to the fact that we paid more professional staff salaries as we expanded our consulting services to customers.

	Six months ended June 30,
	2019		2018		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and staff benefits	$626,255	53.84	$534,902	60.60	$91,353	10.35
Lease and management fee	143,172	12.31	148,220	16.79	(5,048)	(0.57)
Legal and professional fees	281,178	24.18	143,101	16.21	138,077	15.64
Dep and amortization	11,944	1.03	7,316	0.83	4,628	0.52
Others	100,543	8.64	49,106	5.57	51,437	5.83
Total G&A	$1,163,092	100.00	$882,645	100.00	$280,447	31.77

Income tax expense. Our Income tax expense was $45,730 for the six months ended June 30, 2019, compared to income tax benefit of $160 for the same period last year. The fluctuation was mainly due to the fact that PPBGL generated $337,108 of net income and $44,657 tax expenses accrued accordingly for the current period.

Net loss. As a result of the cumulative effect of the factors described above, our net loss decreased by $59,878, to $306,218 for the six months ended June 30, 2019 from $366,096 for the same period in 2018.

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

Liquidity and Capital Resources

Working Capital

	June 30, 2019	December 31, 2018
Current Assets	$1,925,872	$1,486,197
Current Liabilities	2,985,711	2,192,678
Working Capital Deficiency	$(1,059,839)	$(706,481)

As of June 30, 2019, we had cash and cash equivalents of $549,714. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Going Concern Uncertainties

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net loss of $306,218 during the six months ended June 30, 2019, resulting in an accumulated deficit of $1,936,130 as of June 30, 2019, and we currently have net working capital deficit of $1,059,839. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. We may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. Our sources of capital in the past have included borrowings from our stockholders and related parties. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to generate profitable operations and/ or obtaining the necessary financing, we may be forced to curtail operations.

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(716,899)	$(235,816)
Net cash used in investing activities	(1,137)	(62,626)
Net cash provided by financing activities	546,512	295,832
Effect of exchange rate changes on cash and cash equivalents	(6,883)	1,197
Net decrease in cash and cash equivalents	(178,407)	(1,413)
Cash and cash equivalents at the beginning of period	728,121	240,072
Cash and cash equivalents at the end of period	$549,714	$238,659

Operating Activities

Net cash used in operating activities was $716,899 for the six months ended June 30, 2019, as compared to $235,816 net cash used in operating activities for the six months ended June 30, 2018. The net cash used in operating activities for the six months ended June 30, 2019 was mainly due to our net loss of $306,218, an increase in account receivables of $623,243 and a decrease in operating lease liability of $105,966, partially offset by the increase in accruals and other payables of $138,927. The net cash used in operating activities in the first half of 2018 was mainly due to our net loss of $366,096 and an increase in accounts receivable of $298,512, partially offset by an increase in deferred revenue of $475,979.

Investing Activities

Net cash used in investing activities was $1,137 for the six months ended June 30, 2019, as compared to $62,626 net cash used in investing activities for the six months ended June 30, 2018. The net cash used in investing activities in the first half of 2019 was mainly attributable to the purchase of property, plant and equipment. The net cash used in investing activities in the first half of 2018 was mainly attributable to purchase of property, plant and equipment.

Financing Activities

Net cash provided by financing for the six months ended June 30, 2019 was $546,512, as compared to $295,832 for the six months ended June 30, 2018. In the first half of 2019, we obtained advances of $3,906,022 from shareholders and repaid $3,355,088 to shareholders. In the first half of 2018, we obtained advances of $1,643,895 from shareholders and repaid $1,449,397 to related parties.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of June 30, 2019:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts due to shareholders	$2,197,371	$2,197,371	-	-	$-
Amount due to related parties	56,911	56,911	-	-	-
Leases	806,975	220,084	440,168	146,723	-
TOTAL	$3,061,257	$2,474,366	$440,168	$146,723	$-

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

Capital Expenditures

We incurred capital expenditures of $1,137 and $62,626 in the six months ended June 30, 2019 and 2018, respectively.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer.  Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2019 due to the following material weaknesses that our management identified in our internal control over financial reporting as of June 30, 2019:

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our condensed consolidation financial statements as of and for the period ended June 30, 2019 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2019

PORTER HOLDING INTERNATIONAL, INC.

By:	/s/ Zonghua Chen
Zonghua Chen
Chief Executive Officer and Chief Financial Officer