Form 10-Q
period 2019-09-30
Porter Holding International, Inc.
filed 2019-11-19
CIK 1605810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”  in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 19, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	508,110,000

PORTER HOLDING INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED).

PORTER HOLDING INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In U.S. dollars)

	September 30, 2019	December 31, 2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$266,772	$728,121
Accounts receivable, net of $51,565 and $37,547 allowance for doubtful accounts as of September 30, 2019 and December 31, 2018, respectively	1,048,137	726,912
Prepayments and other receivables	568,344	31,164
Total current assets	1,883,253	1,486,197

NON-CURRENT ASSETS
Long-term rental deposits	62,283	36,625
Long-term prepayments	6,668	2,860
Property, plant and equipment, net	51,204	67,595
Intangible assets, net	258,696	30,967
Operating lease right-of-use assets	940,375	-
Goodwill	33,405	-
Total non-current assets	1,352,631	138,047

TOTAL ASSETS	$3,235,884	$1,624,244

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$32,569	$7,139
Accruals and other payables	307,473	186,732
Deferred revenue	157,528	27,826
Tax payable	145,709	128,174
Amounts due to shareholders	2,267,835	1,659,262
Amounts due to related parties	347,205	183,545
Operating lease liabilities – current	307,270	-
Total current liabilities	3,565,589	2,192,678

NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	670,633	-
TOTAL LIABILITIES	4,236,222	2,192,678

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share 250,000,000 shares authorized and nil shares issued as of September 30, 2019 and December 31, 2018	-	-
Common stock, par value $0.001 per share; 750,000,000 shares authorized, 508,110,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	508,110	508,110
Additional paid-in capital	525,914	400,561
Accumulated deficit	(2,233,315)	(1,626,596)
Accumulated other comprehensive income	142,036	93,674
Total Porter Holding International, Inc. stockholders’ deficit	(1,057,255)	(624,251)

Non-controlling interests	56,917	55,817
Total stockholders’ deficit	(1,000,338)	(568,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,235,884	$1,624,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

REVENUE	$367,553	$529,057	$2,061,992	$1,111,437

COST OF REVENUE	(243,240)	(79,980)	(1,042,658)	(146,132)

GROSS PROFIT	124,313	449,077	1,019,334	965,305

OPERATING EXPENSES
General and administrative expenses	(455,244)	(485,930)	(1,618,336)	(1,368,575)
Total operating expenses	(455,244)	(485,930)	(1,618,336)	(1,368,575)

LOSS FROM OPERATIONS	(330,931)	(36,853)	(599,002)	(403,270)

OTHER INCOME, NET
Other income	31,822	312	39,405	473
Total other income, net	31,822	312	39,405	473

NET LOSS BEFORE TAXES	(299,109)	(36,541)	(559,597)	(402,797)

Income tax benefit (expense)	1,968	(1,677)	(43,762)	(1,517)

NET LOSS	(297,141)	(38,218)	(603,359)	(404,314)

Less: Net income (loss) attributable to non-controlling interests	44	(2,992)	3,360	(2,992)

Net loss attributable to Porter Holding International, Inc. common stockholders	(297,185)	(35,226)	(606,719)	(401,322)

NET LOSS	(297,141)	(38,218)	(603,359)	(404,314)
Other comprehensive income
Foreign currency translation income	41,242	82,858	46,102	127,230

Total Comprehensive (loss) income	(255,899)	44,640	(557,257)	(277,084)
Less: comprehensive (loss) income attributable to non-controlling interests	(2,262)	(2,837)	1,100	(2,837)

Comprehensive (loss) income attributable to Porter Holding International, Inc. common stockholders	$(253,637)	$47,477	$(558,357)	$(274,247)

Basic and diluted earnings (loss) per share	$- *	$- *	$- *	$- *

Weighted average number of common shares outstanding - basic and diluted	508,110,000	508,110,000	508,110,000	508,110,000

* Less than $0.01 per share

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED September 30, 2019 and 2018

(Unaudited)

(In U.S. dollars)

	Common stock		Additional		Accumulated other	Non-
	Number		paid-in	Accumulated	comprehensive	controlling	Total
	of shares	Amount	capital	deficit	income (loss)	interests	Equity
Balance at December 31, 2018	508,110,000	$508,110	$400,561	$(1,626,596)	$93,674	$55,817	$(568,434)

Net loss	-	-	-	(369,415)	-	8,229	(361,186)

Capital contribution	-	-	125,353	-	-	-	125,353

Foreign currency translation adjustment	-	-	-	-	(16,122)	1,408	(14,714)

Balance at March 31, 2019	508,110,000	$508,110	$525,914	$(1,996,011)	$77,552	$65,454	$(818,981)

Net income	-	-	-	59,881	-	(4,913)	54,968

Foreign currency translation adjustment	-	-	-	-	20,936	(1,362)	19,574

Balance at June 30, 2019	508,110,000	$508,110	$525,914	$(1,936,130)	$98,488	$59,179	$(744,439)

Net loss	-	-	-	(297,185)	-	44	(297,141)

Foreign currency translation adjustment	-	-	-	-	43,548	(2,306)	41,242

Balance at September 30, 2019	508,110,000	$508,110	$525,914	$(2,233,315)	$142,036	$56,917	$(1,000,338)

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED September 30, 2019 and 2018

(Unaudited)

(In U.S. dollars)

	Common stock		Additional		Accumulated other	Non-
	Number		paid-in	Accumulated	comprehensive	controlling	Total
	of shares	Amount	capital	deficit	income (loss)	interests	Equity
Balance at December 31, 2017	508,110,000	$508,110	$400,561	$(3,033,438)	$41,769	$-	$(2,082,998)

Net loss	-	-	-	(387,602)	-	-	(387,602)

Foreign currency translation adjustment	-	-	-	-	(90,082)	-	(90,082)

Balance at March 31, 2018	508,110,000	$508,110	$400,561	$(3,421,040)	$(48,313)	$-	$(2,560,682)

Net income	-	-	-	21,506	-	-	21,506

Foreign currency translation adjustment	-	-	-	-	134,454	-	134,454

Balance at June 30, 2018	508,110,000	$508,110	$400,561	$(3,399,534)	$86,141	$-	$(2,404,722)

Net loss	-	-	-	(35,226)	-	(2,992)	(38,218)

Foreign currency translation adjustment	-	-	-	-	82,703	155	82,858

Balance at September 30, 2018	508,110,000	$508,110	$400,561	$(3,434,760)	$168,844	$(2,837)	$(2,360,082)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities
Net loss	$(603,359)	$(404,314)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	19,771	12,487
(Gain) loss on disposal of property, plant and equipment	(50)	113
Amortization of operating lease right-of-use assets	158,538	-
Allowance for doubtful accounts	16,090	-
Changes in assets and liabilities
Accounts receivable	(326,789)	(306,607)
Prepayments and other receivables	(543,046)	109,289
Operating lease liabilities	(165,960)	-
Accounts payable	35,926	(16,988)
Accruals and other payables	166,934	41,576
Deferred revenue	136,190	511,631
Tax payable	21,657	-
Net cash used in operating activities	(1,084,098)	(52,813)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,548)	(64,941)
Purchases of investments	-	(191,950)
Cash acquired through business combination	4,963	-
Proceeds from disposal of investments	-	191,950
Net cash provided by (used in) investing activities	3,415	(64,941)

Cash flows from financing activities
Advances from related parties	301,625	101,369
Repayments to related parties	(293,873)	(1,417,613)
Advances from shareholders	6,116,491	1,689,205
Repayments to shareholders	(5,405,862)	-
Net cash provided by financing activities	718,381	372,961

Effect of exchange rates on cash	(99,047)	(18,397)

Net (decrease) increase in cash and cash equivalents	(461,349)	236,810

Cash and cash equivalents at beginning of period	728,121	240,072

Cash and cash equivalents at end of period	$266,772	$476,882

Supplemental of cash flow information
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$-
Non-cash financing activities:
Operating lease asset obtained in exchange for operating lease obligation	$1,184,455	$-
Capital contribution	$125,353	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

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

In August 2019, Porter E-Commerce acquired 60% of the equity interest in Shenzhen Qianhai Maihuolang E-commerce Co., Ltd. (“Maihuolang E-commerce”), which is engaged in the business of online E-commerce (See Note 3 – Business combinations).

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

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

(Unaudited)

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

The interim condensed consolidated financial information as of September 30, 2019, for the three and nine months periods ended September 30, 2019 and 2018 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, previously filed with the SEC on April 15, 2019.

In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net loss of $603,359 during the nine-month period ended September 30, 2019, resulting in an accumulated deficit of $2,233,315 as of September 30, 2019, and it currently has net working capital deficit of $1,682,336. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all.

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

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

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

The following financial information of the Company’s consolidated VIEs (including subsidiary of VIEs) is included in the accompanying condensed consolidated financial statements:

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$245,812	$524,115
Accounts receivable, net	986,873	726,912
Prepayments and other receivables	310,173	30,961
Total current assets	1,542,858	1,281,988

NON-CURRENT ASSETS
Long term rental deposit	62,283	36,625
Long term prepayment	6,668	2,860
Property, plant and equipment, net	49,770	65,759
Intangible assets, net	258,696	30,967
Operating lease right-of-use assets	940,375	-
Goodwill	33,405	-
Total non-current assets	1,351,197	136,211

TOTAL ASSETS	$2,894,055	$1,418,199

CURRENT LIABILITIES
Accounts payable	$32,569	$7,139
Accruals and other payables	280,073	132,294
Deferred revenue	157,528	27,826
Tax payable	103,004	128,174
Amounts due to shareholders of the Company	2,203,233	1,593,628
Amounts due to related parties	219,592	179,017
Operating lease liability - current	307,270	-
Total current liabilities	3,303,269	2,068,078

NON-CURRENT LIABILITIES
Operating lease liability - non-current	670,633	-
TOTAL LIABILITIES	$3,973,902	$2,068,078

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

(Unaudited)

(In U.S. dollars)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net revenue	$367,362	$529,057	$1,721,893	$1,111,437
Net (loss) income	$(228,611)	$17,142	$(699,163)	$(151,339)

	Nine months ended September 30,
	2019	2018

Net cash (used in) provided by operating activities	$(942,578)	$250,674
Net cash provided by (used in) investing activities	3,415	(62,638)
Net cash provided by financing activities	670,003	14,278

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

The Company via Porter Consulting earns commissions of $19,801 and $67,902 for the three and nine months ended September 30, 2019 respectively, primarily from a third-party payment service provider when China UnionPay card transactions are completed and settled. Commissions of $52,633 and $151,822 were earned for the three and nine months ended September 30, 2018 respectively. Revenue related to commissions is recognized in the income statement at the time when the underlying transaction is completed.

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

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

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

Depending on the complexity of the underlying service arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earnings process occurs. Depending on the magnitude of specific revenue arrangements, adjustment may be made to the judgments, assumptions and estimates regarding contracts executed in any specific period. Service income from consulting services, totaled $329,000 and $1,590,010 for the three and nine months period ended September 30, 2019, is recognized when the service is performed. Service income from consulting services, totaled $471,850 and $948,063 for the three and nine months period ended September 30, 2018.

In accordance with ASC 606, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned by PPBGL as commissions. When the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenues should be recorded on a gross basis. When the Company is not the primary obligor, does not bear the inventory risk and does not have the ability to establish the price, revenues are recorded on a net basis. The Company determined that it is not the primary obligor in its cosmetic trading business. For the three and nine months period ended September 30, 2019, the Company recognized a net revenue of $18 and $31,684, when control of the products has transferred, being at the point the products are delivered to the customer and the customer has accepted the products, and there is no unfulfilled obligation that could affect the customer’s acceptance of the products. No such income was earned in the same period 2018.

Starting from the first quarter of 2019, the Company via PPBGL provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels and promotion strategy, via live and online sessions. Under ASC Topic 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to perform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The fees associated with the course of training sessions are clearly identified in service agreements. Training service revenue is recognized at the time when the training sessions stipulated in the contract are completed. The Company recognized $173 and $308,416 for the three and nine months period ended September 30, 2019.

Practical expedients and exemption

The company has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

(Unaudited)

(In U.S. dollars)

Revenue by major product line

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2019	2018	2019	2018

Investment and corporate management consulting services	$329,000	$471,850	$1,590,010	$948,063
Training service	173	-	308,416	-
Third-party payment service	19,801	52,633	67,902	151,822
Cosmetic trading business	18	-	31,684	-
Others	18,561	4,574	63,980	11,552
	$367,553	$529,057	$2,061,992	$1,111,437

Revenue by recognition over time vs point in time

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue by recognition over time	$329,000	$471,850	$1,590,010	$948,063
Revenue by recognition at a point in time	38,553	57,207	471,982	163,374
	$367,553	$529,057	$2,061,992	$1,111,437

Fixed price contract

	September 30, 2019
	Contract Amount	Future Estimated Revenue

Investment and corporate management consulting services	$23,072,000	$18,537,000

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

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2019	RMB7.1477 to $1	HKD7.8401 to $1
December 31, 2018	RMB6.8755 to $1	HKD7.8305 to $1

Income statement and cash flows items
For the nine-month period ended September 30, 2019	RMB6.8628 to $1	HKD7.8384 to $1
For the nine-month period ended September 30, 2018	RMB6.5121 to $1	HKD7.8404 to $1
For the three-month period ended September 30, 2019	RMB7.0150 to $1	HKD7.8300 to $1
For the three-month period ended September 30, 2018	RMB6.8053 to $1	HKD7.8449 to $1

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net loss attributable to Porter Holding International, Inc.	$(297,185)	$(35,226)	$(606,719)	$(401,322)

Weighted average number of common shares outstanding - basic and diluted	508,110,000	508,110,000	508,110,000	508,110,000

Basic and diluted loss per share	$-	$-	$-	$-

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

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

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

As of September 30, 2019 and December 31, 2018, the Company had no investments in financial instruments.

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

(Unaudited)

(In U.S. dollars)

As a result of the adoption of the standard, based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized ROU assets of $0.97 million and lease liabilities of $1.01 million on its unaudited condensed consolidated balance sheet as of January 1, 2019. The assets and liabilities recognized upon application of the transition provisions were primarily associated with existing office and storage leases. There were no finance leases as of September 30, 2019.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company has adopted this new rule beginning with our financial reporting for the quarter ending September 30, 2019. The Company has included our Unaudited Condensed Consolidated Statements of Change in Stockholders’ Deficit with each quarterly filing on Form 10-Q.

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

3.	BUSINESS COMBINATIONS

On August 25, 2019, Porter E-Commerce entered into a share purchase agreement (the “Maihuolang Agreement”) with Mr. Kezhan Ma, former controlling shareholder of Maihuolang E-commerce (“Maihuolang Seller”). Neither Porter E-Commerce nor its affiliates have any material relationship with the Maihuolang Seller other than with respect to the Maihuolang Agreement.

Pursuant to the Maihuolang Agreement, Porter E-Commerce agreed to acquire 60% of the capital stock of Maihuolang E-commerce collectively held by the Maihuolang Seller, for an aggregate consideration of RMB 1 ($0.1) in cash.

The Company’s acquisition of Maihuolang E-commerce was accounted for as a business combination in accordance with ASC 805. The Company has allocated the purchase price of Maihuolang E-commerce based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with the business combination standard issued by the FASB with the valuation methodologies using cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition date and considered a number of factors including valuations from independent appraisers. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

(Unaudited)

(In U.S. dollars)

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Maihuolang E-commerce based on a valuation performed by an independent valuation firm engaged by the Company:

Fair Value
Cash	$4,761
Prepayments	280
Other receivables	27,026
Intangible assets	233,455
Long-term deferred assets	607
Operating lease right-of-use assets	158,004
Goodwill	33,375
Total assets	457,508

Accrued payroll	(4,094)
Accrued tax	(18)
Other payables	(290,687)
Operating lease liability - current	(88,217)
Operating lease liability - non-current	(74,492)
Total liabilities	(457,508)
Net assets acquired	$-

$33,375 of goodwill arising from the acquisition consists largely of synergies expected from combining the operations of Porter E-Commerce and Maihuolang E-commerce. None of the goodwill is expected to be deductible for income tax purposes.

The following pro forma combined results of operations present the Company’s financial results as if the acquisition of Maihuolang E-commerce had been completed on January 1, 2018. The pro forma results do not reflect operating efficiencies or potential cost savings which may result from the consolidation of operations. Accordingly, the pro forma financial information is not necessarily indicative of the results of operations that the Company would have recognized had it completed the transaction on January 1, 2018. Future results may vary significantly from the results in this pro forma information because of future events and transactions, as well as other factors.

	For the Nine months Ended
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Revenue	$2,108,595	$1,111,437
Cost of revenue	(1,056,542)	(146,132)
Gross profit	1,052,053	965,305
Total operating expenses	(1,679,812)	(1,368,941)
Loss from operations	(627,759)	(403,636)
Other income (expenses), net	(35,003)	473
Loss before income taxes	(662,762)	(403,163)
Income tax expense	(43,796)	(1,517)
Net loss	(706,558)	(404,680)
Less: Net loss attributable to non-controlling interests	(37,920)	(3,139)
Net loss attributable to Porter Holding International, Inc. common stockholders	$(668,638)	$(401,541)
Weighted average number of common shares outstanding - basic and diluted	508,110,000	508,110,000
Net loss per common share - basic and diluted	$- *	$- *

* Less than $0.01 per share

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

(Unaudited)

(In U.S. dollars)

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	September 30, 2019	December 31, 2018

Billed	$61,976	$-
Unbilled	1,037,726	764,459
Accounts receivable	$1,099,702	$764,459
Less: allowance for doubtful accounts	(51,565)	(37,547)
	$1,048,137	$726,912

The following table sets forth the movement of allowance for doubtful accounts:

	September 30, 2019	December 31, 2018

Beginning	$37,547	$-
Additions	16,090	39,060
Exchange rate difference	(2,072)	(1,513)
Balance	$51,565	$37,547

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	Note	September 30, 2019	December 31, 2018

Loan to third parties	(a)	$258,129	$-
Prepayments	(b)	287,254	3,193
Others		22,961	27,971
		$568,344	$31,164

(a) The Company offered a loan to Mr. Maoqiang Guo, a third party individual, from July 18, 2019 to December 17, 2019 with an interest rate at 1.5% per month. During the three and nine months ended September 30, 2019, $9,158 and $9,158 interest income were accrued according to the terms. As of September 30, 2019, the amount due from Mr. Maoqiang Guo totaled $258,129.

(b) As of September 30, 2019, prepayments mainly refer to a fee made to a third party agency amounting $256,347, which will be recognized as consulting service cost in the future.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30, 2019	December 31, 2018

Office and computer equipment	$163,793	$190,605
Less: Accumulated depreciation	(112,589)	(123,010)
	$51,204	$67,595

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

(Unaudited)

(In U.S. dollars)

Depreciation expenses charged to the statements of operations for the nine months ended September 30, 2019 and 2018 were $14,755 and $9,352, respectively. Depreciation expenses charged to the statements of operations for the three months ended September 30, 2019 and 2018 were $4,817 and $4,458, respectively. Gain on disposal of property, plant and equipment for the nine months ended September 30, 2019 was $50 and loss on disposal of property, plant and equipment for the nine months ended September 30, 2018 was $113.

7.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	September 30, 2019	December 31, 2018

Software copyright	$227,486	$-
Domain names and trademarks	44,957	40,251
Intangible asset	272,443	40,251
Less: Accumulated amortization	(13,747)	(9,284)
	$258,696	$30,967

Amortization charged to the statements of operations for the nine months period ended September 30, 2019 and 2018 were $5,016 and $3,135, respectively. Amortization charged to the statements of operations for the three months ended September 30, 2019 and 2018 were $3,010 and $1,025, respectively.

8.	GOODWILL

The changes in the carrying amount of goodwill are as follows:

Maihuolang E-commerce
Balance as of December 31, 2018	$-
Goodwill acquired through acquisitions	33,375
Foreign currency translation adjustment	30
Balance as of September 30, 2019	$33,405

9.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	September 30, 2019	December 31, 2018

Salary payables	$86,037	$89,112
Accrued professional fees	26,351	53,965
Deposits from customers	153,896	-
Accrued rental expenses	7,143	43,601
Advance from employees	29,672	-
Others	4,374	54
	$307,473	$186,732

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

(Unaudited)

(In U.S. dollars)

10.	BALANCES WITH RELATED PARTIES

	Note	September 30, 2019	December 31, 2018
Due to related parties
Liaoning Northeast Asia Porter City Investment Limited	(a)	$54,660	$183,545
Maihuolang (Beijing) Technology Limited Company	(b)	289,604	-
Mr. Kezhan Ma	(b)	2,941	-
		$347,205	$183,545

Due to shareholders
Mr. Zonghua Chen (the Company’s Chairman, Chief Executive Officer, Chief Financial Officer and President)		$1,752,218	$1,338,336
Mr. Zongjian Chen (brother of Mr. Zongjian Chen)		515,617	269,844
Ms. Xiaofang Huang (director of Porter Investment Limited)		-	51,082
		$2,267,835	$1,659,262

(a)	Mr. Zonghua Chen is a supervisor of and Mr. Zongjian Chen is a 45% shareholder of Liaoning Northeast Asia Porter City Investment Limited.
(b)	Mr. Kezhan Ma is a 40% minority shareholder of Maihuolang E-commerce and a 90% shareholder of Maihuolang (Beijing) Technology Limited Company.

All the above balances are due on demand, interest-free and unsecured. The Company used the funds for its operations. For the nine months ended September 30, 2019, the Company had transactions amounted $6,116,491 from shareholders and $5,405,862 to shareholders, comparing to $1,689,205 from shareholders for the same period in 2018. For the nine months ended September 30, 2019, the Company had transactions amounted $ 301,625 from related parties and $293,873 to related parties, comparing to $101,369 from related parties and $1,417,613 to related parties for the same period in 2018.

During the period of the nine-month period ended September 30, 2019, Mr. Zongjian Chen transfer his creditor's rights to Liaoning Northeast Asia Porter City Investment Limited amounted $125,353 to the Company. As a result, the Company regards this transaction as his donation and off-set the amount due to Liaoning Northeast Asia Porter City Investment Limited accordingly.

11.	INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

ULNV is incorporated in the State of Nevada and is subject to the U.S. federal tax and has incurred net operating loss for income tax purposes through September 30, 2019. As of September 30, 2019, future net operating losses of approximately $45,437 from ULNV are available to offset future taxable income through 2038. Accumulated deficit as of September 30, 2019 and December 31, 2018 was approximately $2.2 million and $1.6 million, respectively.

The 2017 Tax Act created a new requirement that, for the periods beginning after January 1, 2018, certain income (referred to as global intangible low taxed income or “GILTI”) earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations must be included in U.S. taxable income. The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules – the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes – the deferred method. The Company elected to account for GILTI in the period the tax is incurred. The Company did not generate any GILTI during the nine-month period ended September 30, 2019.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

(Unaudited)

(In U.S. dollars)

PGL is registered as an international business company and is exempted from corporation tax in Seychelles.

PPBGL is subject to Hong Kong profits tax rate of 16.5%. For the nine-month period ended September 30, 2019, it generated $325,290 of net income and $42,700 tax expenses accrued accordingly. For the nine-month period ended September 30, 2018, it did not have any assessable profits arising in or derived from Hong Kong and accordingly no provision for Hong Kong profits tax was made.

PRC Tax

The Company’s subsidiary and consolidated VIEs in China are subject to corporate income tax (“CIT”) at 25% for the nine-month period ended September 30, 2019 and 2018. As of September 30, 2019, the Company had approximately $4.1 million of net operating loss carried forward from the foreign subsidiaries which will expire in various years through 2023.

The Ministry of Finance (“MOF”) and State Administration of Taxation (“SAT”) on June 9, 2017 jointly issued Cai Shui 2017 No. 43. This clarified that from January 1, 2017 to December 31, 2019, eligible small enterprises whose taxable income falls under RMB500,000 (previously RMB300,000), may pay CIT on 50% of their whole income at a rate of 20% (i.e., effective rate is 10%).

Porter Consulting enjoyed the above preferential policy on its profits in fiscals 2018 and 2019.

A reconciliation of the income tax expense determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Loss before income taxes	$(299,109)	$(36,541)	$(559,597)	$(402,797)
United States statutory income tax rate	21%	21%	21%	21%
Income tax benefit computed at statutory corporate income tax rate	(62,813)	(7,673)	(117,515)	(84,587)
Reconciling items:
Effect of different tax jurisdictions	(185,282)	(1,636)	(306,518)	(17,875)
Non-deductible expenses	72,659	10,143	109,534	68,312
Change in valuation allowance	173,468	3,359	358,261	37,943
Effect of tax exemption granted to Porter Consulting	-	(2,516)	-	(2,276)
Income tax (benefit) expense	$(1,968)	$1,677	$43,762	$1,517

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2019 and December 31, 2018 are presented below

	September 30,	December 31,
	2019	2018

Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$9,542	$9,542
- Hong Kong	-	10,973
- PRC	1,002,637	633,403
	1,012,179	653,918
Less: Valuation allowance	(1,012,179)	(653,918)
	$-	$-

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

(Unaudited)

(In U.S. dollars)

12.	CHINA CONTRIBUTION PLAN

The Company’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the nine months ended September 30, 2019 and 2018, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $36,815 and $42,990, respectively, to these funds. For the three months ended September 30, 2019 and 2018, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $11,838 and $19,471, respectively, to these funds.

13.	OPERATING LEASE

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

The Company subleases certain office space to a third party that has a remaining term of less than 12 months.

The following table provides a summary of leases by balance sheet location as of September 30, 2019:

Assets/liabilities	Classification	September 30, 2019
Assets
Operating lease right-of-use assets	Operating lease assets	$940,375

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$307,270

Long-term
Operating lease liability - non-current	Long-term operating lease liabilities	670,633
Total lease liabilities		$977,903

The operating lease expenses for the three and nine months ended September 30, 2019 were as follows:

		Three months ended	Nine months ended
Lease Cost	Classification	September 30, 2019
Operating lease cost	General and administrative expenses	$76,144	$216,374
Total lease cost		$76,144	$216,374

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH ENDED SEPTEMBER 30, 2019

(Unaudited)

(In U.S. dollars)

Maturities of operating lease liabilities at September 30, 2019 were as follows:

Maturity of Lease Liabilities	Operating Leases
12 months ending September 30,
2020	$374,451
2021	344,267
2022	275,762
2023	114,901
Total lease payments	1,109,381
Less: interest	(131,478)
Present value of lease payments	$977,903

Lease liabilities include lease and non-lease component such as management fee.

Future minimum lease payments as of September 30, 2019 were as follows:

12 months ending September 30,
2020	$289,684
2021	266,294
2022	211,379
2023	88,075
Total	$855,432

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases--- Shenzhen Development Center, 36/F, LuoHu, Shenzhen	3.42
Operating leases--- Room 02,20/F,Saixi Technology Building, Nanshan, Shenzhen	1.67

Weighted-average discount rate (%)
Operating leases	8%

14.	CONCENTRATIONS AND CREDIT RISK

(a)	Concentrations

In the three months ended September 30, 2019, two customers accounted for 51% and 38% of the Company’s revenues, respectively. In the nine months ended September 30, 2019, four customers accounted for 23%, 22%, 12% and 12% of the Company’s revenues, respectively.

In the three months ended September 30, 2018, three customers accounted for 56%, 18% and 17% of the Company’s revenues, respectively. In the nine months ended September 30, 2018, three customers accounted for 35%, 27% and 13% of its revenues, respectively.

No other customer accounts for more than 10% of the Company’s revenue in the three and nine months ended September 30, 2019 and 2018.

As of September 30, 2019, four customers accounted for 85% of the Company’s accounts receivable. As of December 31, 2018, two customers accounted for 83% of the Company’s accounts receivable.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH ENDED SEPTEMBER 30, 2019

(Unaudited)

(In U.S. dollars)

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2019, and December 31, 2018, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

15.	SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to September 30, 2019 to the date these condensed consolidation financial statements were issued and has determined that it does not have any material subsequent events to disclose in these condensed consolidated financial statements.

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

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in our Annual Report on Form 10-K filed on April 15, 2019, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

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

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

The following table sets forth key components of our results of operations during the three months ended September 30, 2019 and 2018, both in dollars and as a percentage of our revenue.

	Three Months Ended September 30,
	2019		2018
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$367,553	100.00	$529,057	100.00
Cost of revenue	(243,240)	(66.18)	(79,980)	(15.12)
Gross profit	124,313	33.82	449,077	84.88
Operating expenses
General and administrative expenses	(455,244)	(123.86)	(485,930)	(91.85)
Loss from operations	(330,931)	(90.04)	(36,853)	(6.97)
Other income	31,822	8.66	312	0.06
Net loss before income taxes	(299,109)	(81.38)	(36,541)	(6.91)
Income tax benefit (expenses)	1,968	0.54	(1,677)	(0.32)
Net loss	$(297,141)	(80.84)	$(38,218)	(7.23)
Less: Net income (loss) attributable to non-controlling interests	44	0.01	(2,992)	(0.57)
Net loss attributable to Porter Holding International Inc. common stockholders	$(297,185)	(80.85)	$(35,226)	(6.66)

Revenue. Our revenue was $367,553 for the three months ended September 30, 2019, compared to $529,057 for the same period last year. Starting from the second quarter of 2018, we commenced to provide various consulting services to our customers, especially those who have the intention to be publicly listed primarily on the stock exchanges in the United States, and we received service income from the provision of these consulting services totaled $329,000 and $471,850 for the three months ended September 30, 2019 and 2018, respectively. Through Porter Consulting we also promoted the payment service of a third-party payment service provider to merchants in Shenzhen and in return share a portion of the processing fees earned by the third-party payment service provider as commission. Our commission totaled $19,801 and $52,633 for the three months ended September 30, 2019 and 2018, respectively.

Cost of revenue.  Our cost of revenue was $243,240 for the three months ended September 30, 2019, compared to $79,980 for the same period last year. Cost of revenue refers to the cost of consulting services, third-party payment service and other business. The project cost of consulting service at the later stage is usually higher than that of the earlier stage. The increase was due to several projects finished during the three months ended September 30, 2019, while projects just started during the same period last year. The cost of consulting service refers to the shell acquisitions, legal and accounting advisory service outsourced to third-party service providers.

Gross profit and gross margin. Our gross profit was $124,313 for the three months ended September 30, 2019, compared to $449,077 for the same period last year. Gross profit as a percentage of revenue (gross margin) was 33.82% for the three months ended September 30, 2019, compared to 84.88% for the same quarter last year. The decrease of gross profit was mainly due to the increase of consulting service cost that we had several projects finished during the three months ended September 30, 2019, because the project cost of consulting service is usually higher at the later stage than that at the earlier stage.

General and administrative expenses. As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations.  Our general and administrative expenses decreased by $30,686 to $455,244 for the three months ended September 30, 2019, compared to $485,930 for the same period in 2018. The slightly decrease on general and administrative expenses was due to the decrease of consulting services that we provided during the three months ended September 30, 2019.

	Three months ended September 30,
	2019		2018		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and staff benefits	$268,597	59.00	$284,660	58.58	$(16,063)	(5.64)
Lease and management fee	77,873	17.11	68,050	14.00	9,823	14.44
Legal and professional fees	78,602	17.27	61,487	12.65	17,115	27.84
Dep and amortization	7,827	1.72	2,225	0.46	5,602	251.77
Others	22,345	4.90	69,508	14.31	(47,163)	(67.85)
Total G&A	$455,244	100.00	$485,930	100.00	$(30,686)	(6.31)

Income tax benefit (expense). Our Income tax benefit was $1,968 for the three months ended September 30, 2019, compared to income tax expense $1,677 for the same period last year.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $297,141 and $38,218 for the three months ended September 30, 2019 and 2018.

Comparison of Nine Months Ended September 30, 2019 and 2018

The following table sets forth key components of our results of operations during the Nine months ended September 30, 2019 and 2018, both in dollars and as a percentage of our revenue.

	Nine Months Ended September 30,
	2019		2018
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$2,061,992	100.00	$1,111,437	100.00
Cost of revenue	(1,042,658)	(50.57)	(146,132)	(13.15)
Gross profit	1,019,334	49.43	965,305	86.85
Operating expenses
General and administrative expenses	(1,618,336)	(78.48)	(1,368,575)	(123.13)
Loss from operations	(599,002)	(29.05)	(403,270)	(36.28)
Other income	39,405	1.91	473	0.04
Loss before income taxes	(559,597)	(27.14)	(402,797)	(36.24)
Income tax expense	(43,762)	(2.12)	(1,517)	(0.14)
Net loss	$(603,359)	(29.26)	$(404,314)	(36.38)
Less: Net income (loss) attributable to non-controlling interests	3,360	0.16	(2,992)	(0.27)
Net loss attributable to Porter Holding International Inc. common stockholders	(606,719)	(29.42)	(401,322)	(36.11)

Revenue. Our revenue was $2,061,992 for the nine months ended September 30, 2019, compared to $1,111,437 for the same period last year. Starting from the second quarter of 2018, we commence to provide various consulting services to our customers, especially those who have the intention to be publicly listed primarily on the stock exchanges in the United States, and service income from the provision of these consulting services totaled $1,590,010 and $ 948,063 for the nine months ended September 30, 2019 and 2018, respectively. Moreover, starting from the first quarter of 2019, the Company provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels and promotion strategy, through live and online sessions. The service income from providing training services totaled $308,416 for the nine months ended September 30, 2019. Through Porter Consulting we also promote the payment service of a third-party payment service provider to merchants in Shenzhen and in return share a portion of the processing fees earned by the third-party payment service provider as commission. Our commission totaled $67,902 and $151,822 for the nine months ended September 30, 2019 and 2018, respectively. The Company also generated $31,684 and nil from cosmetic trading business for the nine months ended September 30, 2019 and 2018, respectively.

Cost of revenue.  Our cost of revenue was $1,042,658 for the nine months ended September 30, 2019, compared to $146,132 for the same period last year. Cost of revenue refers to the cost of consulting services, third-party payment service and other business. The increase was in line with the growth of consulting services. The cost of consulting service refers to the shell acquisitions, legal and accounting advisory service outsourced to third-party service providers. Our cost of revenue increased significantly for the nine months ended September 30, 2019, which is in line with the significant increase of our revenue during this period.

Gross profit and gross margin. Our gross profit was $1,019,334 for the nine months ended September 30, 2019, compared with a gross profit of $965,305 for the same period last year. Gross profit as a percentage of revenue (gross margin) was 49.43% for the nine months ended September 30, 2019, compared to 86.85% for the nine months ended September 30, 2018. The decrease of gross profit was mainly due to the higher project cost of consulting service at the later stage as compared to the earlier stage.

General and administrative expenses. As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $249,761 to $1,618,336 for the nine months ended September 30, 2019, from $1,368,575 for the same period in 2018. Legal and professional fees increased due to the change in auditors and consultants in 2019. Increase in salary and other was due to the fact that we paid more professional staff salaries as we expanded our consulting services to customers.

	Nine months ended September 30,
	2019		2018		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and staff benefits	$894,852	55.29	$819,562	59.88	$75,290	9.19
Lease and management fee	221,045	13.66	216,270	15.80	4,775	2.21
Legal and professional fees	359,780	22.23	204,588	14.95	155,192	75.86
Dep and amortization	19,771	1.22	9,541	0.70	10,230	107.22
Others	122,888	7.60	118,614	8.67	4,274	3.60
Total G&A	$1,618,336	100.00	$1,368,575	100.00	$249,761	18.25

Income tax expense. Our Income tax expense was $43,762 and $1,517 for the nine months ended September 30, 2019 and 2018. The fluctuation was mainly due to the fact that PPBGL generated $325,290 of net income and $42,700 tax expenses accrued accordingly for the current period.

Net loss. As a result of the cumulative effect of the factors described above, our net loss increased by $199,045, to $603,359 for the nine months ended September 30, 2019 from $404,314 for the same period in 2018.

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

Liquidity and Capital Resources

Working Capital

	September 30, 2019	December 31, 2018
Current Assets	$1,883,253	$1,486,197
Current Liabilities	3,565,589	2,192,678
Working Capital Deficiency	$(1,682,336)	$(706,481)

As of September 30, 2019, we had cash and cash equivalents of $266,772. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Going Concern Uncertainties

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net loss of $603,359 during the nine months ended September 30, 2019, resulting in an accumulated deficit of $2,233,315 as of September 30, 2019, and we currently have net working capital deficit of $1,682,336. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. We may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. Our sources of capital in the past have included borrowings from our stockholders and related parties. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to generate profitable operations and/ or obtaining the necessary financing, we may be forced to curtail operations.

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(1,084,098)	$(52,813)
Net cash provided by (used in) investing activities	3,415	(64,941)
Net cash provided by financing activities	718,381	372,961
Effect of exchange rate changes on cash and cash equivalents	(99,047)	(18,397)
Net (decrease) increase in cash and cash equivalents	(461,349)	236,810
Cash and cash equivalents at the beginning of period	728,121	240,072
Cash and cash equivalents at the end of period	$266,772	$476,882

Operating Activities

Net cash used in operating activities was $1,084,098 for the nine months ended September 30, 2019, as compared to $52,813 net cash used in operating activities for the nine months ended September 30, 2018. The net cash used in operating activities for the nine months ended September 30, 2019 was mainly due to our net loss of $603,359, an increase in account receivables of $326,789, an increase in prepayments and other receivables of $543,046 and a decrease in operating lease liability of $165,960, partially offset by the increase in accruals and other payables of $166,934 and deferred revenue of $136,190. The net cash used in operating activities for the nine months ended September 30, 2018 was mainly due to our net loss of $404,314 and an increase in accounts receivable of $306,607, partially offset by an increase in deferred revenue of $511,631 and a decrease in prepayments and other receivables of $109,289.

Investing Activities

Net cash provided by investing activities was $3,415 for the nine months ended September 30, 2019, as compared to $64,941 net cash used in investing activities for the nine months ended September 30, 2018. The net cash provided by investing activities for the nine months ended September 30, 2019 was mainly attributable to the business combination of Maihuolang E-commerce. The net cash used in investing activities for the nine months ended September 30, 2018 was mainly attributable to purchase of property, plant and equipment.

Financing Activities

Net cash provided by financing for the nine months ended September 30, 2019 was $718,381, as compared to $372,961 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, we obtained advances of $6,116,491 from shareholders and repaid $5,405,862 to shareholders, advances of $301,625 from related parties and repaid $293,873 to related parties. For the nine months ended September 30, 2018, we obtained advances of $1,689,205 from shareholders, advances of $101,369 from related parties and repaid $1,417,613 to related parties.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2019:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts due to shareholders	$2,267,835	$2,267,835	-	-	$-
Amount due to related parties	347,205	347,205	-	-	-
Leases	855,432	289,684	477,673	88,075	-
TOTAL	$3,470,472	$2,904,724	$477,673	$88,075	$-

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

Capital Expenditures

We incurred capital expenditures of $1,548 and $64,941 in the nine months ended September 30, 2019 and 2018, respectively.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer.  Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2019 due to the following material weaknesses that our management identified in our internal control over financial reporting as of September 30, 2019:

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our condensed consolidation financial statements as of and for the period ended September 30, 2019 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 25, 2019, Porter E-Commerce entered into an equity transfer agreement with Kezhan Ma and Shenzhen Qianhai Maihuolang E-commerce Co., Ltd. (“Maihuolang E-commerce”), under which, Porter E-Commerce acquired 60% equity interests in Maihuolang E-commerce for RMB 1($0.1). Maihuolang E-commerce is engaged in the business of online E-commerce in China. An English translation of this agreement is included as Exhibit 10.1 to this report and is hereby incorporated by reference herein.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

10.1	English of Equity Transfer Agreement by and among Shenzhen Porter Warehouse E-Commerce Co. Ltd., Kezhan Ma and Shenzhen Qianhai Maihuolang E-commerce Co., Ltd., dated as of August 25, 2019.

31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2019

PORTER HOLDING INTERNATIONAL, INC.

By:	/s/ Zonghua Chen
Zonghua Chen
Chief Executive Officer and Chief Financial Officer