Form 10-K
period 2019-12-31
Porter Holding International, Inc.
filed 2020-05-01
CIK 1605810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

     Large Accelerated Filer       ☐                             Accelerated Filer                  ☐

     Non-Accelerated Filer         ☐                             Smaller reporting company  ☒

     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No☒

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the last sale price of $4.00 per share) was approximately $192.39 million. Shares of the registrant’s common stock beneficially held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 508,110,000 shares of the registrant’s common stock outstanding as of April 22, 2020.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of Porter Holding International, Inc., a Nevada corporation, and its consolidated subsidiaries and variable interest entities;
●	“PGL” are to Porter Group Limited, a Republic of Seychelles company and our wholly-owned subsidiary;
●	“PPBGL” are to Porter Perspective Business Group Limited, a Hong Kong company and wholly-owned subsidiary of PGL;
●	“Qianhai Porter” are to Shenzhen Qianhai Porter Industrial Co. Ltd., a PRC company and wholly-owned subsidiary of PPBGL;
●	“Portercity” are to Shenzhen Portercity Investment Management Co. Ltd., a PRC company;
●	“Porter E-Commerce” are to Shenzhen Porter Warehouse E-Commerce Co. Ltd., a PRC company and wholly-owned subsidiary of Portercity;
●	“Porter Consulting” are to Shenzhen Yihuilian Information Consulting Co. Ltd., a PRC company and wholly-owned subsidiary of Portercity;
●	“Porter Commercial” are to Shenzhen Porter Commercial Perspective Network Co., Ltd., a PRC company and wholly-owned subsidiary of Portercity;
●	“Weifang Portercity” are to Weifang Porter City Commercial Management Company Limited, a PRC company and a 60% owned subsidiary of Portercity;
●	“Maihuolang E-Commerce” are to Shenzhen Qianhai Maihuolang E-Commerce Co., Ltd., a PRC company and a 57% owned subsidiary of Porter E-Commerce;
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

Our Corporate History and Background

We were incorporated in the State of Nevada on September 5, 2013. Our original business plan was to sell freshly squeezed juices from mobile stands in London, United Kingdom, but this business was not successful, and we did not generate any revenue from this business.

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

PPBGL was incorporated in Hong Kong on September 21, 2016 as a company with limited liability as an investment holding company. Upon incorporation, PPBGL issued 1 ordinary share at HK$1. Also, on September 21, 2016, an additional 9,999 ordinary shares were issued, and Mr. Zongjian Chen held all the 10,000 ordinary shares of PPBGL on behalf of the original investors of Portercity. PPBGL is currently controlled by Mr. Zongjian Chen and other investors and has no significant assets or business operations.

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

In August 2019, Porter E-Commerce acquired 60% of the equity interest in Maihuolang E-Commerce, which is engaged in the business of online e-commerce. In October 2019, shareholders of Maihuolang E-Commerce reached an agreement to increase the registered capital of Maihuolang E-Commerce from RMB 5,000,000 (approximately $718,205) to RMB 5,263,157 (approximately $756,005), and such additional registered capital was contributed by Maihuolang (Beijing) Technology Development Co., Ltd., an entity controlled by a minority shareholder of Maihuolang E-Commerce, Mr. Kezhan Ma. Consequently, Porter E-Commerce’s equity interest in Maihuolang E-Commerce was reduced to 57%.

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

However, we have been further advised by our PRC legal counsel, Guang Dong LianRui Law Firm, that there are substantial uncertainties regarding the interpretation and application of current and future PRC laws, rules and regulations. Accordingly, the PRC regulatory authorities may, in the future, take a view that is contrary to the opinion of our PRC legal counsel. We have been further advised by our PRC legal counsel that if the PRC government finds that the agreements that establish the structure for operating our Internet-based business do not comply with PRC government restrictions on foreign investment in the aforesaid business we engage in, we could be subject to severe penalties including being prohibited from continuing operations. See “Risk Factors—Risks Relating to our Commercial Relationship with VIEs.”

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

We are a commercial platform provider that offers “O2O (Network + Entity) * Services” and only focus on commodities and merchants. First, we provide commodities with concrete platforms and operation in terms of online marketing coverage and offline marketing services. The online marketing coverage refers to services such as global display of commodities information, sales, procurement and payment. The offline marketing services include offline storage, logistics, distribution, exhibition, order, wholesale, retail, brokerage, purchasing and after-sales services, which can certainly be synchronized with the online marketing coverage.

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

Specifically, we are currently developing and plan to provide following core products and services to our customers:

1. Our PT37.com platform (also known as “platform business opportunity” with ICP qualification, established and went into operation at 2009), is a commercial cloud platform, in which all kinds of global small and medium-sized enterprises can apply for access and obtain services free of charge. It is a professional information-supply-and-demand platform with high degree of flexibility, in which enterprises could achieve enterprise informatization within a short time. Through the platform, the enterprises can internally realize IMIS information management and externally release information, display product and services. At present, the categories of products on the pt37.com platform include books, videos, instruments, household appliances, electronic products, home furniture, clothing, automobiles, toys, food and beauty. Each category could be further divided into sub-categories with various search criteria and parameters, allowing merchants to accurately search for information and increase the relevance of searched results. Currently, there are millions of member companies registered on the platform. We do not charge them but we will select high-quality merchant customers based on the transaction volume to enter our O2O platform for operation. In other words, this is a customer resources screening pool as well as the starting point of our “O2O (Network + Entity) * Services” business model.

2. Our 17yugo.com platform (also known as: Porter E-Mall, with ICP qualifications, established and went into operation at 2018) is the online section of our “O2O (Network + Entity) * Services” business model. Currently hundreds of merchants have been selected from member enterprises and thousands of goods of origin have been stationed. In the future, these merchants and products will be stationed in offline Port City simultaneously, and the layout of Porter E-Mall will be synchronized with the physical Port City.

3. Our Port City platform is offline section of our “O2O (Network + Entity) * Services” business model. Regional center cities are top choices of Port City, which may cover more than 1 million square meters. Each Port City will have functions including exhibition, brokerage, procurement, wholesale, order, hotel, conference, warehousing, logistics, distribution and payment. At the same time, within the 200-kilometer range around the Potter City, the traditional 50-square-meter physical stores will be upgraded to form “satellite” physical stores in Porter City with in-depth sales and other services.

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

Since 2017, we have carried out a large number of value-added services for all of our merchant members and customers based on the simultaneous operation of the “O2O (Network + Entity) * Services” business model, and thus earned revenues. In 2017, by collecting conference fees, we organized member companies to conduct new economic summits and forums to preach and disseminate our “O2O (Network + Entity) * Services” business model. In 2018, we began to screen member merchant enterprises to enter our O2O platform, and provided them with “O2O (Network + Entity) * Services” commercial operation services. For those qualified enterprises, we offer public listing consulting services, which help us achieve good returns. At the beginning of 2019, we began to expand the global trade and commodity import and export business of the stationed enterprises.

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

●

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

Depending on the complexity of the underlying service arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earnings process occurs. Depending on the magnitude of specific revenue arrangements, adjustment may be made to the judgments, assumptions and estimates regarding contracts in any specific period.

On June 28, 2018, Portercity and Mr. Zhibo Mao established Weifang Portercity in Weifang, Shandong Province, the PRC, with a registered capital of RMB1,000,000 (approximately $146,000). Portercity and Mr. Zhibo Mao hold 60% and 40% equity interest in Weifang Portercity, respectively. Weifang Portercity engages in the business of providing various consulting services to its clients, especially to those who have the intention to be publicly listed in the stock exchanges in the United States and other countries. As of December 31, 2019, Weifang Portercity has not commenced operations.

In August 2019, Porter E-Commerce acquired 60% of the equity interest in Maihuolang E-Commerce. In October 2019, as a result of the increase in registered capital contributed by the non-controlling interest shareholder, Porter E-Commerce’s equity interest in Maihuolang E-Commerce was changed to 57%.

Training services

Starting from the first quarter of 2019, the Company, via PPBGL, Maihuolang E-Commerce and Porter Commercial, provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels and other promotion strategies, and capital market operation, via live and online sessions. In order to recognize revenue, the Company is required to identify an approved contract with commitments to perform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The fees associated with the course of training sessions are clearly identified in service agreements. Training service revenue is recognized at the time when the training sessions stipulated in the contract are completed.

Our Customers

Currently, through our VIE entity, Porter Consulting, we partner with China Payment, a third-party online payment service provider, to promote China Payment’s online payment platform to companies and businesses in Shenzhen and in return share a portion of the processing fees earned by China Payment as commission.

In addition, Porter Consulting partners with Shenzhen Zhongfu, a third-party online payment service provider, under which Porter Consulting agreed to promote Shenzhen Zhongfu’s online payment platform, including the Point of Sale (POS) system, to companies and businesses in China and in return obtain a certain amount of commission based on the volume of trading through such online payment platform.

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

Our affiliated entity, Maihuolang E-Commerce, also holds additional 54 trademarks.

We registered www.17yugo.com and www.pt37.com as our domain names on March 16, 2010 and September 16, 2008, respectively.

Our Competition

Our O2O competitors in China include (i) major e-commerce companies, such as Alibaba Group, which operates taobao.com and tmall.com, and JD.com, Inc.; (2) major traditional brick and mortar shopping centers that aim to offer a one-stop shopping experience, such as Walmart China supercenters and Mixc malls. We believe that the principal competitive factors in our industry include network coverage, brand recognition and reputation, product quality, selection and pricing and quality of customer service.  While many of our current or potential competitors have substantially greater financial and technical resources, longer operating histories and more established brand names and relationships than we do, we are confident that our business model will offer our customers one-stop services at a relatively low price and accordingly enhance our competitive position.

Regulation

Because all of our operating entities are located in the PRC, we are regulated by the national and local laws of the PRC. This section summarizes the major PRC regulations relating to our business.

The Telecommunications Regulations

The Telecommunications Regulations, promulgated by the PRC State Council on September 25, 2000 and amended on February 6, 2016, or the Telecom Regulations, set out the general framework under which domestic Chinese companies such as the Company’s PRC subsidiaries and VIEs may engage in various types of telecommunications services in the PRC.  The Telecom Regulations defines value-added telecommunications services as telecommunications and information services provided through public networks. Pursuant to the Telecom Regulations, commercial operators of value-added telecommunications services must first obtain an operating license from the Ministry of Industry and Information Technology, or its provincial level counterparts.

The Catalog of Telecommunications Business, or the Catalog, which was issued as an attachment to the Telecom Regulations and last updated on June 6, 2019, further categorizes value-added telecommunication services into two classes: Class 1 value-added telecommunication services and Class 2 value-added telecommunication services. Online data processing and transaction processing business and Information services provided via internet fall within Class 2 value-added telecommunications services.

On July 3, 2017, the Ministry of Industry and Information Technology amended the Measures on the Administration of Telecommunications Business Operating Permits, or the Telecom License Measures, which became effective on September 1, 2017, to supplement the Telecom Regulations. The Telecom License Measures sets forth the types of licenses required to operate value-added telecommunications services and the qualifications and procedures for obtaining such licenses. The Telecom License Measures also provides that an operator providing value-added services in multiple provinces is required to obtain an inter-regional license, whereas an operator providing value-added services in one province is required to obtain an intra-provincial license. Any telecommunication services operator must conduct its business in accordance with the specifications in its license.

In addition, the Chinese government restricts foreign investment in Internet-related businesses.  Accordingly, we operate our Internet-related businesses in China through Portercity, our VIE operating in Shenzhen China.

Regulations Relating to Foreign Investment

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

In June 2019, the Ministry of Commerce and the National Development and Reform Commission promulgated the Special Management Measures (Negative List) for the Access of Foreign Investment, or the Negative List, effective July 30, 2019. Foreign investment in value-added telecommunication business (excluding e-commerce business, domestic multi-party communications services, store and forward services and call center services) falls within the Negative List.

On March 15, 2019, the Standing Committee of the National People’s Congress passed the Foreign Investment Law of PRC, which took effect on January 1, 2020. The Law of the People’s Republic of China on China-Foreign Equity Joint Ventures, the Law of the People’s Republic of China on Wholly Foreign-Owned Enterprises, and the Law of the People’s Republic of China on China-Foreign Contractual Joint Ventures were replaced at the same time. On December 26, 2019, the Regulation on the Implementation of the Foreign Investment Law of the PRC, was issued by the State Council and came into force on January 1, 2020. The Foreign Investment Law of PRC adopts the mechanism of the negative list to regulate foreign investment. A foreign investor may not invest in a field which is prohibited by the foreign investment access negative list from investment. To invest in a field restricted by the foreign investment access negative list from investment, a foreign investor shall meet the investment conditions set out in the negative list.

In light of the above restrictions and requirements, we conduct our business through our consolidated VIEs.

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

The ICP Measures further stipulate that entities providing online information services in areas of news, publishing, education, medicine, health, pharmaceuticals and medical equipment must obtain permission from responsible national authorities prior to applying for an operating license from MIIT or its local branch at the provincial or municipal level. Moreover, ICPs must display their operating license numbers in a conspicuous location on their websites.  ICPs must police their websites to remove categories of harmful content that are broadly defined. Currently, our VIE, Portercity holds an ICP license which was renewed on December 10, 2019, expiring on December 10, 2024.

Internet Information Security and Online Privacy

Chinese law does not prohibit internet service providers from collecting and analyzing personal information from their users if the users agree to do so. The PRC government, however, has the power and authority to order internet service providers to submit personal information of an internet user if such user posts any prohibited content or engages in illegal activities on the internet.

On November 7, 2016, the National People’s Congress Standing Committee issued the Network Security Law of the People’s Republic of China, or the Network Security Law, which took effect as of June 1, 2017. The Network Security Law is formulated to maintain the network security, safeguard the cyberspace sovereignty, national security and public interests, protect the lawful rights and interests of citizens, legal persons and other organizations, and requires that a network operator, which includes, among others, internet information services providers, take technical measures and other necessary measures in accordance with the provisions of applicable laws and regulations as well as the compulsory requirements of the national and industrial standards to safeguard the safe and stable operation of the networks, effectively respond to the network security incidents, prevent illegal and criminal activities, and maintain the integrity, confidentiality and availability of network data. The Network Security Law emphasizes that any individuals and organizations that use networks is required to comply with the PRC Constitution and laws, abide by public order and cannot endanger network security or make use of networks to engage in unlawful activities such as endangering national security, economic order and social order, and infringing the reputation, privacy, intellectual property rights and other lawful rights and interests of other people. Any violation of the provisions and requirements under the Network Security Law may subject the Internet service provider to warnings, fines, confiscation of illegal gains, revocation of licenses, cancellation of filings, closedown of websites or even criminal liabilities.

Under the Several Provisions on Regulating the Market Order of Internet Information Services (“Order”) promulgated by the MIIT which became effective on March 15, 2012, internet service providers may not, without a user’s consent, collect the user’s personal information that can be used, alone or in combination with other information, to identify the user, and may not provide any user’s personal information to third parties without the prior consent of the user. Internet service providers may only collect users’ personal information necessary to provide their services and must expressly inform the users of the method, scope and purpose of the collection and processing of such information. They are also required to ensure the proper security of users’ personal information and take immediate remedial measures, if such information is suspected to have been inappropriately disclosed. When a User registers to our application, we require our users to accept a user agreement whereby they agree to provide certain personal information to us.

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

The Guidelines jointly released by ten PRC regulatory agencies in July 2015 purport, among other things, to require service providers to improve technology security standards, and safeguard user and transaction information. The Guidelines also prohibit service providers from illegally selling or disclosing users’ personal information. Pursuant to the Ninth Amendment to the Criminal Law issued by the Standing Committee of the National People’s Congress in August 2015, which became effective in November 2015, any internet service provider that fails to fulfill the obligations related to internet information security administration as required by applicable laws and refuses to rectify upon orders is subject to criminal penalty for the result of (i) any dissemination of illegal information in large scale; (ii) any severe effect due to the leakage of the client’s information; (iii) any serious loss of criminal evidence; or (iv) other severe situation, and any individual or entity that (i) sells or provides personal information to others in a way violating the applicable law, or (ii) steals or illegally obtain any personal information is subject to criminal penalty in severe situation. We will take measures as necessary to comply with these provisions.

Foreign Currency Exchange

Under the Foreign Currency Administration Rules promulgated in 1996 and revised in 1997, and various regulations issued by the State Administration of Foreign Exchange (SAFE) and other relevant PRC government authorities, RMB is convertible into other currencies without prior approval from SAFE only to the extent of current account items, such as trade related receipts and payments, interest and dividends and after complying with certain procedural requirements. The conversion of RMB into other currencies and remittance of the converted foreign currency outside PRC for the purpose of capital account items, such as direct equity investments, loans and repatriation of investment, requires the prior approval from SAFE or its local office. Payments for transactions that take place within China must be made in RMB. Unless otherwise approved, PRC companies must repatriate foreign currency payments received from abroad. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by SAFE or its local office. Unless otherwise approved, domestic enterprises must convert all of their foreign currency proceeds into RMB.

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

Employees

As of December 31, 2019, we had a total of 49 employees, all of whom are full-time employees. The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
Finance	5
Sales and Marketing	23
IT and Engineering	9
General and Administrative	12
Total	49

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

Risks Related to Our Business

Our business operations have been and may continue to be materially and adversely affected by the outbreak of the coronavirus (COVID-19).

An outbreak of respiratory illness caused by COVID-19 emerged in late 2019 and has spread within the PRC and globally. The coronavirus is considered to be highly contagious and poses a serious public health threat. The World Health Organization labeled the coronavirus a pandemic on March 11, 2020, given its threat beyond a public health emergency of international concern the organization had declared on January 30, 2020.

Most of our revenues and workforce are concentrated in China. The epidemic has resulted in lockdown of cities, travel restrictions, and the temporary closure of stores and facilities in China for the past few months. The negative impacts of the COVID-19 outbreak on our business have included:

●	customers take longer time to make payments, which subjects us to increased credit exposures;
●

in terms of our offline business, quarantines impeded our ability to recruit new clients and made us postpone providing services to existing clients most of which were engaged last year. Travel restrictions limited clients’ ability to visit and meet us in person. Although most communication could be achieved via video calls, this form of remote communication may be less effective in building trust and engaging clients.

●

as to our e-commerce platform, the update of products information online and the delivery of goods may be delayed due to the late resumption of work by manufacturers. The imported goods on our platform will face more challenges as the pandemic continues outside China; and,

●

the operations of our distributors have been and could continue to be negatively impacted by the epidemic, which may in turn adversely impact our distribution channel or result in loss of customers or disruption to our operations.

The above adverse impacts might be mitigated as quarantines across China have been largely lifted as of late March and the Chinese government has rolled out an array of favorable fiscal measures. On March 23, 2020, the government of Shenzhen, China where we are headquartered announced that the city will ease travel restrictions and return to normal. We are currently negotiating with customers on their payment issues and allow them to pay after resuming operations. We will closely monitor these accounts receivable.

We expect our results of operations, revenues and financial condition for the fiscal year 2020 to be adversely affected by the coronavirus pandemic. If this outbreak persists, commercial activities throughout the world could be curtailed with decreased consumer spending, business operation disruptions, interrupted supply chain, difficulties in travel, and reduced workforces. The duration and intensity of disruptions resulting from the coronavirus outbreak is uncertain. It is unclear as to when the outbreak will be contained, and we also cannot predict if the impact will be short-lived or long-lasting. The extent to which the coronavirus impacts our financial results will depend on its future developments. If the outbreak of the coronavirus is not effectively controlled in a short period of time, our business operation and financial condition may be materially and adversely affected as a result of any slowdown in economic growth, operation disruptions or other factors that we cannot predict.

As the Company has working capital deficiency and accumulated deficit, there is substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern.  As discussed in Note 2 to the consolidated financial statements included with this report, we had a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years as of December 31, 2019. These conditions raise substantial doubt about our ability to continue as a going concern.  The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. There can be no assurance that we will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

(1)     We did not hold shareholders meetings during the last fiscal year;

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

(5)     We have not maintained sufficient internal controls over cash related controls, including failure to segregate cash handling and accounting functions and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that we had limited transactions in our bank accounts; and

(6)     We retain copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors. We did not implement appropriate information technology controls.

A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have taken measures and plan to continue to take measures to remedy this material weakness. However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

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

We are exposed to potential liability for information on our websites and for products and services sold through our websites, and we may incur significant costs and damage to our reputation as a result of defending against such potential liability.

We provide third-party content on our websites such as their products, links to third-party websites, advertisements and content provided by customers and users of our O2O platforms.  We could be exposed to liability with respect to such third-party information. Among other things, we may face assertions that, by directly or indirectly providing such third-party content or links to other websites, we should be liable for defamation, negligence, copyright or trademark infringement, or other actions by parties providing such content or operating those websites. We may also face assertions that content on our websites, including statistics or other data we compile internally, or information contained in websites linked to our websites contains false information, errors or omissions, and users and our customers could seek damages for losses incurred as a result of their reliance upon or otherwise relating to incorrect information. We may also be subject to fines and other sanctions by the government for such incorrect information. Moreover, our relevant consolidated controlled entities, as Internet advertising service providers, are obligated under PRC laws and regulations to monitor the advertising content shown on our websites for compliance with applicable law. Violation of applicable law may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the offending advertisements and orders to publish advertisements correcting the misleading information. In case of serious violations, the PRC authorities may revoke the offending entities’ advertising licenses and/or business licenses.  In addition, our websites could be used as a platform for fraudulent transactions and third-party products and services sold through our websites and mobile apps may be defective. The measures we take to guard against liability for third-party content, information, products and services may not be adequate to exonerate us from relevant civil and other liabilities.

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

We are in the process of developing our business in order to meet the potentially increasing demand for our future products and services, as well as capture new market opportunities. As we continue to grow, we must continue to improve our operational and financial systems, procedures and controls, increase service capacity and output, and expand, train and manage our growing employee base. In order to fund our on-going operations and our future growth, we need to have sufficient internal sources of liquidity or access to additional financing from external sources. Furthermore, our management will be required to maintain and strengthen our relationships with our customers and other third parties.  Currently, we only have 49 employees.  As a result, our continued expansion has placed, and will continue to place, significant strains on our management personnel, systems and resources. We also will need to further strengthen our internal control and compliance functions to ensure that we will be able to comply with our legal and contractual obligations and minimize our operational and compliance risks. Our current and planned operations, personnel, systems, internal procedures and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

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

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after-tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

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

Mr. Zonghua Chen, our Chairman, President, Chief Executive Officer, Chief Financial Officer and the beneficial owner of 55.71% of our outstanding Common Stock, owns 40% of the equity interests in Portercity and its subsidiaries, from which we derived all of our revenue in the fiscal year ended December 31, 2019, pursuant to the Contractual Arrangements. As a result, conflicts of interest may arise from time to time and these conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

PRC laws and regulations governing our businesses and the validity of certain of our Contractual Arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, our business may be negatively affected, and we may be forced to relinquish our interests in those operations.

PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, Internet access, online games, mobile, value added telecommunications and certain other businesses in which we are engaged or could be deemed to be engaged.  Consequently, we conduct certain of our operations and businesses in the PRC through our VIEs. All our revenue is generated by contractually controlled and managed entity, Portercity, and its subsidiaries.

The Contractual Arrangements give us effective control over Portercity, and its subsidiaries and enable us to obtain substantially all of the economic benefits arising from it as well as consolidate their financial results in our results of operations. Although the structure we have adopted is consistent with longstanding industry practice, and is commonly adopted by comparable companies in China, the PRC government may not agree that these arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future.

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

Our Company, PGL, PPBGL and Qianhai Porter are considered foreign investors or foreign invested enterprises under PRC law. As a result, PGL, PPBGL and Qianhai Porter are subject to certain limitations under PRC law on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

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

Our arrangements with the VIEs and their shareholders may be subject to scrutiny by the PRC tax authorities. Any adjustment of related party transaction pricing could lead to additional taxes, which could have an adverse effect on our income and expenses.

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

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law, which came into effect on January 1, 2020 and replaced the existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. On December 26, 2019, the Regulation on the Implementation of the Foreign Investment Law of the PRC, was issued by the State Council and came into force on January 1, 2020. However, since the Foreign Investment Law is relatively new, uncertainties still exist in relation to its interpretation and implementation. For instance, the Foreign Investment Law has a catch-all provision under the definition of “foreign investment” which includes investments made by foreign investors in China through means stipulated in laws or administrative regulations or other methods prescribed by the State Council. Though the Foreign Investment Law does not explicitly classify contractual arrangements as a form of foreign investment, there is no assurance that foreign investment via contractual arrangement would not be interpreted as a type of indirect foreign investment activities under the definition in the future. The State Council may in the future promulgate laws and regulations that deem investments made by foreign investors through contractual arrangements as “foreign investment,” and our VIE contractual arrangements may be subject to and be deemed to violate the market entry requirements in China. Furthermore, if future laws, administrative regulations or provisions prescribed by the State Council mandate further actions to be taken by companies with respect to existing VIE contractual arrangements, we may face substantial uncertainties as to whether we can complete such actions in a timely manner, or at all. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operations.

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

If we had direct ownership of the VIEs, we would be able to exercise our rights as an equity holder directly to effect changes in the boards of directors of the entity, which could effect changes at the management and operational level. Under our contractual arrangements, we would be able to change the members of the boards of directors of the entity only by exclusively exercising the equity holders’ voting rights and would have to rely on the variable interest entity and the variable interest entity equity holders to perform their obligations in the contractual arrangements in order to exercise our control over the variable interest entity. The variable interest entity equity holders may have conflicts of interest with us or our shareholders, and they may not act in the best interests of our company or may not perform their obligations under these contracts. For example, our VIEs and their equity holders could breach their contractual arrangements with us by, among other things, failing to conduct their operations, including maintaining our website and using our domain names and trademarks which the relevant variable interest entity has exclusive rights to use, in an acceptable manner or taking other actions that are detrimental to our interests. Pursuant to the call option, we may replace the equity holders of the VIEs at any time pursuant to the contractual arrangements. However, if any equity holder is uncooperative and any dispute relating to these contracts or the replacement of the equity holders remains unresolved, we will have to enforce our rights under the contractual arrangements through the operations of PRC law and arbitral or judicial agencies, which may be costly and time-consuming and will be subject to uncertainties in the PRC legal system. See “—Any failure by our VIEs or their equity holders to perform their obligations under the contractual arrangements would have a material adverse effect on our business, financial condition and results of operations.” Consequently, the contractual arrangements may not be as effective in ensuring our control over the relevant portion of our business operations as direct ownership.

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

Approximate Number of Holders of Our Common Stock

As of April 22, 2020, there were approximately 290 holders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name”. We believe the actual number of stockholders is greater than the number of holders of record.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2019 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2019 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year ended December 31, 2019.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward-looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

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

Recent Developments

The ongoing coronavirus pandemic that first surfaced in China and is spreading throughout the world has had a material adverse effect on our industry and the markets in which we operate. Most of our revenues and our workforce are concentrated in China. The epidemic has caused our customers to take longer time to make payments, which subjects us to increased credit exposures. The quarantines throughout China in the past few months impeded our ability to recruit new clients and made us postpone providing services to existing clients most of which were engaged last year. Travel restrictions also limited clients’ ability to visit and meet us in person, which made it harder to build trust and engage clients. The update of products information on our e-commerce platform and the delivery of goods may be delayed due to the late resumption of work by manufacturers. The imported goods on our platform will face more challenges as the pandemic continues outside China, and our distribution channel may be disrupted if the operations of our distributors are interrupted by the outbreak. The foregoing adverse impacts might be mitigated as quarantines across China have been largely lifted as of late March and the Chinese government has rolled out an array of favorable fiscal measures. On March 23, 2020, the government of Shenzhen, China where we are headquartered announced that the city will ease travel restrictions and return to normal. We are currently negotiating with customers on their payment issues and allow them to pay after resuming operations. We will closely monitor these accounts receivable.

However, as the coronavirus outbreak continues to spread beyond China, the extent to which the coronavirus impacts our operations and results in the long-term will depend on future developments, including, among others, actions of the Chinese government to contain imported infections, which are highly uncertain and cannot be reasonably predicted. We expect our total revenues in the fiscal quarter ending March 31, 2020 to decrease year over year, and there is no guarantee that our total revenues during the fiscal year ending December 31, 2020 will not decline from the prior year. The outbreak has been evolving rapidly. We will continue to monitor and mitigate developments affecting our workforce, our customers, and the public at large to the extent we are able to do so. See “Risks Related to Our Business—Our business operations have been and may continue to be materially and adversely affected by the outbreak of the coronavirus (COVID-19).”

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

The following table sets forth key components of our results of operations during the years ended December 31, 2019 and 2018, both in dollars and as a percentage of our revenue.

	Years Ended December 31,
	2019		2018
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$3,382,586	100.00	$3,454,247	100.00
Cost of revenue	(1,544,166)	(45.65)	(146,296)	(4.24)
Gross profit	1,838,420	54.35	3,307,951	95.76
Operating expenses
General and administrative expenses	(2,519,338)	(74.48)	(1,915,256)	(55.45)
(Loss) profit from operations	(680,918)	(20.13)	1,392,695	40.31
Other income	111,325	3.29	11,693	0.34
(Loss) income before income taxes	(569,593)	(16.84)	1,404,388	40.65
Income tax expense	(1,055)	(0.03)	-	-
Net (loss) income	(570,648)	(16.87)	1,404,388	40.65
Less: Net income (loss) attributable to non-controlling interests	3,688	0.11	(2,454)	(0.07)
Net (loss) income attributable to Porter Holding International Inc. common stockholders	(574,336)	(16.98)	1,406,842	40.72

Revenue. Our revenue was $3,382,586 for the year ended December 31, 2019, compared to $3,454,247 for the same period last year. Starting from the second quarter of 2018, we commence to provide various consulting services to our customers, especially those who have the intention to be publicly listed primarily on the stock exchanges in the United States, and service income from the provision of these consulting services totaled $2,801,340 and $3,279,074 for the years ended December 31, 2019 and 2018, respectively. Moreover, starting from the first quarter of 2019, the Company provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels and promotion strategy and capital market operation, through live and online sessions. The service income from providing training services totaled $380,223 for the year ended December 31, 2019. Through Porter Consulting we also promote the payment service of a third-party payment service provider to merchants in Shenzhen and in return share a portion of the processing fees earned by the third-party payment service provider as commission. Our commission totaled $84,930 and $153,693 for the years ended December 31, 2019 and 2018, respectively. $31,697 and $6,669 revenues generated from cosmetic trading business for the years ended December 31, 2019 and 2018, respectively.

Cost of revenue.  Our cost of revenue was $1,544,166 for the year ended December 31, 2019, compared to $146,296 for the same period last year. Cost of revenue refers to the cost of consulting services, third-party payment service and other business. The project cost of consulting service at the later stage is usually higher than that of the earlier stage. The increase was due to several projects finished during the second half year ended December 31, 2019, while projects just started during the last year. The cost of consulting service refers to the shell company acquisitions, legal and accounting advisory service outsourced to third-party service providers.

Gross profit and gross margin. Our gross profit was $1,838,420 for the year ended December 31, 2019, compared with a gross profit of $3,307,951 for the same period last year. Gross profit as a percentage of revenue (gross margin) was 54.35% for year ended December 31, 2019, compared to 95.76% for year ended December 31, 2018. The decrease of gross profit was mainly due to the higher project cost of consulting service at the later stage as compared to the earlier stage.

General and administrative expenses. As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $604,082 to $2,519,338 for year ended December 31, 2019, from $1,915,256 for the same period in 2018. Legal and professional fees increased due to the change in auditors and consultants in 2019. Increase in others was mainly due to addition of $476,694 allowance for doubtful accounts reserved during year ended December 31, 2019.

	2019		2018		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and staff benefits	$1,077,042	42.75	$1,101,426	57.51	$(24,384)	(2.21)
Lease and management fee	314,213	12.47	312,445	16.31	1,768	0.57
Legal and professional fees	449,567	17.84	301,402	15.74	148,165	49.16
Depreciation and amortization	33,131	1.32	17,860	0.93	15,271	85.50
Others	645,385	25.62	182,123	9.51	463,262	254.37
Total G&A	$2,519,338	100.00	$1,915,256	100.00	$604,082	31.54

Income tax expense. Our Income tax expense was $1,055 and nil for the years ended December 31, 2019 and 2018.

Net (loss) income. As a result of the cumulative effect of the factors described above, our net loss was $570,648 for the year ended December 31, 2019 and net income $1,404,388 for the same period in 2018.

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

Currently we spend approximately $200,000 per month for basic operations. During the next 12 months, we expect to incur the same amount of expenses each month. However, as we work to expand our operations, we expect to incur significant research, marketing and development costs and expenses on our online service platforms that meet the constantly evolving industry standards and consumer demands. We will also need to hire additional employees in order to provide new services and accommodate new clients.

Liquidity and Capital Resources

Working Capital

	December 31, 2019		December 31, 2018
Current Assets		$1,398,210	$1,486,197
Current Liabilities		2,435,885	2,192,678
Working Capital Deficiency	$	(1,037,675)	$(706,481)

As of December 31, 2019, we had cash of $224,733. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net loss of $570,648 during the year ended December 31, 2019, resulting in an accumulated deficit of $2,200,932 as of December 31, 2019, and we currently have net working capital deficit of $1,037,675. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. We may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. Our sources of capital in the past have included borrowings from our stockholders and related parties. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to generate profitable operations and/ or obtaining the necessary financing, we may be forced to curtail operations.

	Years Ended December 31,
	2019	2018
Net cash (used in) provided by operating activities	$(588,575)	$1,011,418
Net cash provided by (used in) investing activities	2,278	(73,072)
Net cash provided by (used in) financing activities	153,978	(423,236)
Effect of exchange rate changes on cash	(71,069)	(27,061)
Net (decrease) increase in cash	(503,388)	488,049
Cash at the beginning of year	728,121	240,072
Cash at the end of year	$224,733	$728,121

Operating Activities

Net cash used in operating activities was $588,575 for the year ended December 31, 2019, as compared to $1,011,418 net cash provided by operating activities for the year ended December 31, 2018. The net cash used in operating activities for the year ended December 31, 2019 was mainly due to our net loss of $570,648, an increase in account receivables of $840,464, an increase in prepayments and other receivables of $65,901 and a decrease in operating lease liability of $241,476, partially offset by the increase in accounts payable of $128,739, and deferred revenue of $262,876. The net cash provided by operating activities for the year ended December 31, 2018 was mainly due to our net income of $1,404,388, a decrease in prepayments and other receivables of $126,602 and an increase in accruals and other payables of $193,544, partially offset by increase in accounts receivable of $726,500.

Investing Activities

Net cash provided by investing activities was $ 2,278 for the year ended December 31, 2019, as compared to $73,072 net cash used in investing activities for the year ended December 31, 2018. The net cash provided by investing activities for the year ended December 31, 2019 was mainly attributable to the business combination of Maihuolang E-commerce. The net cash used in investing activities for the year ended December 31, 2018 was mainly attributable to purchase of equipment.

Financing Activities

Net cash provided by financing for the year ended December 31, 2019 was $153,978, as compared to $423,236 net cash used in financing activities for the year ended December 31, 2018. For the year ended December 31, 2019, we obtained proceeds from sales of non-controlling interests of $289,514, advances of $7,120,343 from shareholders, repaid $6,905,449 to shareholders and $350,430 to related parties. During the year of 2018, we obtained capital contribution from non-controlling interests of $58,178, advances of $719,142 from shareholders and repaid $1,200,556 to related parties.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of December 31, 2019:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts due to shareholders	$1,433,151	$1,433,151	-	-	$-
Amount due to related parties	1,106	1,106	-	-	-
Leases	804,442	298,985	469,286	36,171	-
TOTAL	$2,238,699	$1,733,242	$469,286	$36,171	$-

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

Capital Expenditures

We incurred capital expenditures of $3,843 and $73,108 for the years ended December 31, 2019 and 2018, respectively.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

We regularly evaluate the accounting policies and estimates that we use to make budgetary and financial statement assumptions. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management. The discussion of our critical accounting policies contained in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies,” is incorporated herein by reference.

Recent Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 2—Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Porter Holding International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Porter Holding International, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit and cash flows for the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company records an accumulated deficit as of December 31, 2019, and the Company currently has net working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

May 1, 2020

PORTER HOLDING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

(In U.S. dollars)

	2019	2018

ASSETS
CURRENT ASSETS
Cash	$224,733	$728,121
Accounts receivable, net of $3,065 and nil allowance for doubtful accounts as of December 31, 2019 and 2018, respectively	1,079,316	726,912
Prepayments and other receivables	94,161	31,164
Total current assets	1,398,210	1,486,197

NON-CURRENT ASSETS
Long-term rental deposits	63,946	36,625
Long-term prepayments	5,589	2,860
Equipment, net	49,936	67,595
Intangible assets, net	257,141	30,967
Operating lease right-of-use assets	891,733	-
Goodwill	34,297	-
Total non-current assets	1,302,642	138,047

TOTAL ASSETS	$2,700,852	$1,624,244

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$134,798	$7,139
Accruals and other payables	120,692	186,732
Deferred revenue	288,330	27,826
Taxes payable	134,405	128,174
Amounts due to shareholders	1,433,151	1,659,262
Amounts due to related parties	1,106	183,545
Operating lease liabilities – current	323,403	-
Total current liabilities	2,435,885	2,192,678

NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	604,597	-
TOTAL LIABILITIES	3,040,482	2,192,678

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share 250,000,000 shares authorized and nil shares issued as of December 31, 2019 and 2018	-	-
Common stock, par value $0.001 per share; 750,000,000 shares authorized, 508,110,000 shares issued and outstanding as of December 31, 2019 and 2018	508,110	508,110
Additional paid-in capital	1,077,986	400,561
Accumulated deficit	(2,200,932)	(1,626,596)
Accumulated other comprehensive income	92,800	93,674
Total Porter Holding International, Inc. stockholders’ deficit	(522,036)	(624,251)

Non-controlling interests	182,406	55,817
Total stockholders’ deficit	(339,630)	(568,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,700,852	$1,624,244

The accompanying notes are an integral part of these consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(In U.S. dollars)

	2019	2018

REVENUE	$3,382,586	$3,454,247

COST OF REVENUE	(1,544,166)	(146,296)

GROSS PROFIT	1,838,420	3,307,951

OPERATING EXPENSES	(2,519,338)	(1,915,256)

(LOSS) PROFIT FROM OPERATIONS	(680,918)	1,392,695

OTHER INCOME, NET	111,325	11,693

NET (LOSS) INCOME BEFORE TAXES	(569,593)	1,404,388

Income tax expense	(1,055)	-

NET (LOSS) INCOME	(570,648)	1,404,388

Less: Net income (loss) attributable to non-controlling interests	3,688	(2,454)

Net (loss) income attributable to Porter Holding International, Inc. common stockholders	(574,336)	1,406,842

Other comprehensive (loss) income
Foreign currency translation income	(2,555)	51,998

Total Comprehensive (loss) income	(573,203)	1,456,386
Less: comprehensive income (loss) attributable to non-controlling interests	2,007	(2,361)

Comprehensive (loss) income attributable to Porter Holding International, Inc. common stockholders	$(575,210)	$1,458,747

Basic and diluted (loss) earnings per share	$- *	$- *

Weighted average number of common shares outstanding - basic and diluted	508,110,000	508,110,000

* Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(In U.S. dollars)

	Common stock		Additional		Accumulated other	Non-
	Number		paid-in	Accumulated	comprehensive	controlling
	of shares	Amount	capital	deficit	income (loss)	interests	Total
Balance at December 31, 2017	508,110,000	$508,110	$400,561	$(3,033,438)	$41,769	$-	$(2,082,998)

Capital contribution from shareholders	-	-	-	-	-	58,178	58,178

Net income	-	-	-	1,406,842	-	(2,454)	1,404,388

Foreign currency translation adjustment	-	-	-	-	51,905	93	51,998

Balance at December 31, 2018	508,110,000	$508,110	$400,561	$(1,626,596)	$93,674	$55,817	$(568,434)

Capital contribution from shareholders	-	-	512,493	-	-	-	512,493

Capital contribution	-	-	164,932	-	-	124,582	289,514

Net loss	-	-	-	(574,336)	-	3,688	(570,648)

Foreign currency translation adjustment	-	-	-	-	(874)	(1,681)	(2,555)

Balance at December 31, 2019	508,110,000	$508,110	$1,077,986	$(2,200,932)	$92,800	$182,406	$(339,630)

The accompanying notes are an integral part of these consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(In U.S. dollars)

	2019	2018

Cash flows from operating activities
Net (loss) income	$(570,648)	$1,404,388
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	33,131	17,859
(Gain) loss on disposal of equipment	(50)	75
Amortization of operating lease right-of-use assets	231,824	-
Allowance for doubtful accounts	476,694	-
Changes in assets and liabilities
Accounts receivable	(840,464)	(726,500)
Prepayments and other receivables	(65,901)	126,602
Operating lease liabilities	(241,476)	-
Accounts payable	128,739	(32,873)
Accruals and other payables	(11,139)	193,544
Deferred revenue	262,876	28,323
Tax payable	7,839	-
Net cash (used in) provided by operating activities	(588,575)	1,011,418

Cash flows from investing activities
Purchase of equipment	(3,843)	(73,108)
Cash acquired through business combination	4,963	-
Proceed from disposal of equipment	1,158	36
Net cash provided by (used in) investing activities	2,278	(73,072)

Cash flows from financing activities
Capital contribution from shareholders	-	58,178
Sales of subsidiary shares to non-controlling interests	289,514	-
Repayments to related parties	(350,430)	(1,200,556)
Advances from shareholders	7,120,343	719,142
Repayments to shareholders	(6,905,449)	-
Net cash provided by (used in) financing activities	153,978	(423,236)

Effect of exchange rates on cash	(71,069)	(27,061)

Net (decrease) increase in cash	(503,388)	488,049

Cash at beginning of year	728,121	240,072

Cash at end of year	$224,733	$728,121

Supplemental of cash flow information
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$-
Non-cash financing activities:
Operating lease asset obtained in exchange for operating lease obligation	$1,184,455	$-
Capital contribution from shareholders	$512,493	$-

The accompanying notes are an integral part of these consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2019 AND 2018

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

In August 2019, Porter E-Commerce acquired 60% of the equity interest in Shenzhen Qianhai Maihuolang E-commerce Co., Ltd. (“Maihuolang E-commerce”), which is engaged in the business of online E-commerce (See Note 3 – Business combinations). In October 2019, the shareholders of Maihuolang E-commerce resolved that the registered capital from RMB 5,000,000 ($718,205) to RMB 5,263,157 ($756,005), and such increase in registered capital would be contributed by the non-controlling interest shareholder. Consequently, the equity interest in Maihuolang E-commerce owned by the Company was changed to 57%.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net loss of $570,648 during the year ended December 31, 2019, resulting in an accumulated deficit of $2,200,932 as of December 31, 2019, and it currently has net working capital deficit of $1,037,675. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all.

These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of these consolidation financial statements requires management of the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its consolidated financial statements.

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

VIE Consolidation

The Company’s VIEs with the exception of Weifang Portercity and Maihuolang E-commerce, are wholly owned by Mr. Zonghua Chen and Ms. Xiaomei Xiong as nominee shareholders. For the consolidated VIEs, management made evaluations of the relationships between the Company and the VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Company controls the shareholders’ voting interests in these VIEs. As a result of such evaluation, management concluded that the Company is the primary beneficiary of its consolidated VIEs.

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

The following financial information of the Company’s consolidated VIEs (including subsidiary of VIEs) is included in the accompanying consolidated financial statements:

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash	$203,037	$524,115
Accounts receivable, net	1,021,078	726,912
Prepayments and other receivables	94,116	30,961
Amount due from the Company and its non-VIE subsidiaries(1)	205,856	-
Total current assets	1,524,087	1,281,988

NON-CURRENT ASSETS
Long term rental deposit	63,946	36,625
Long term prepayment	5,589	2,860
Equipment, net	48,566	65,759
Intangible assets, net	257,141	30,967
Operating lease right-of-use assets	891,733	-
Goodwill	34,297	-
Total non-current assets	1,301,272	136,211

TOTAL ASSETS	$2,825,359	$1,418,199

CURRENT LIABILITIES
Accounts payable	$134,798	$7,139
Accruals and other payables	99,836	132,294
Deferred revenue	288,330	27,826
Tax payable	134,394	128,174
Amounts due to shareholders of the Company	1,618,720	1,593,628
Amounts due to related parties	-	179,017
Operating lease liability - current	323,403	-
Total current liabilities	2,599,481	2,068,078

NON-CURRENT LIABILITIES
Operating lease liability - non-current	604,597	-
TOTAL LIABILITIES	$3,204,078	$2,068,078

(1) Amount due from the Company and its non-VIE subsidiaries consists of intercompany from other non-VIE subsidiaries within the Company.

	2019	2018

Net revenue	$3,042,340	$3,447,578
Net (loss) income	$(635,950)	$1,737,035

	2019	2018

Net cash (used in) provided by operating activities	$(578,618)	$1,356,729
Net cash provided by (used in) investing activities	2,246	(70,803)
Net cash provided by financing activities	259,256	(901,802)

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

The Company via Porter Consulting earned commissions of $84,930 and $153,693 for the years ended December 31, 2019 and 2018 respectively, primarily from a third-party payment service provider when China UnionPay card transactions are completed and settled. Revenue related to commissions is recognized in the consolidated statement of operations at the time when the underlying transaction is completed.

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

Depending on the complexity of the underlying service arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earnings process occurs. Depending on the magnitude of specific revenue arrangements, adjustment may be made to the judgments, assumptions and estimates regarding contracts executed in any specific period. Service income from consulting services, totaled $2,801,340 and $3,279,074 for the years ended December 31, 2019 and 2018, respectively, is recognized when the service is performed.

In accordance with ASC 606, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned by PPBGL as commissions. When the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenues should be recorded on a gross basis. When the Company is not the primary obligor, does not bear the inventory risk and does not have the ability to establish the price, revenues are recorded on a net basis. The Company determined that it is not the primary obligor in its cosmetic trading business. For the years ended December 31, 2019 and 2018, the Company recognized a net revenue of $31,697 and $6,669, when control of the products has transferred, being at the point the products are delivered to the customer and the customer has accepted the products, and there is no unfulfilled obligation that could affect the customer’s acceptance of the products.

Starting from the first quarter of 2019, the Company, via PPBGL, Maihuolang E-commerce and Porter Commercial, provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels and promotion strategy, and capital market operation, via live and online sessions. Under ASC Topic 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to perform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The fees associated with the course of training sessions are clearly identified in service agreements. Training service revenue is recognized at the time when the training sessions stipulated in the contract are completed. The Company recognized $380,223 for the year ended December 31, 2019.

Practical expedients and exemption

The company has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

Revenue by major product line

	2019	2018

Investment and corporate management consulting services	$2,801,340	$3,279,074
Training service	380,223	-
Third-party payment service	84,930	153,693
Cosmetic trading business	31,697	6,669
Others	84,396	14,811
	$3,382,586	$3,454,247

Revenue by recognition over time vs point in time

	2019	2018

Revenue by recognition over time	$2,471,151	$3,279,074
Revenue by recognition at a point in time	911,435	175,173
	$3,382,586	$3,454,247

Fixed price contracts

	December 31, 2019
	Contract Amount	Future Estimated Revenue

Investment and corporate management consulting services	$25,450,000	$20,093,000

Taxation

Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income taxes are determined based on the differences between the accounting basis and the tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws (refer to the header “Tax Cuts and Jobs Act” in Note 11 to the consolidated financial statements for further discussion on the impact to the enacted tax laws in 2017). Deferred tax assets are reduced by a valuation allowance, if based on available evidence, it is considered that it is more likely than not that some portion of or all of the deferred tax assets will not be realized. In making such determination, the Company considers factors including future reversals of existing taxable temporary differences, future profitability, and tax planning strategies. If events were to occur in the future that would allow the Company to realize more of its deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require the Company to realize less of its deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities.

The Company’s deferred tax assets relate to the Company’s net operating losses in the U.S. and net operating losses and temporary differences between accounting basis and tax basis for its China-based subsidiaries and VIEs, which are subject to corporate income tax in the PRC under the PRC Corporate Income Tax Law (the “CIT Law”).

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

The Company has determined that we cannot make a reasonable estimate of the income tax effect with respect to global intangible low taxed income (GILTI) provisions of the 2017 Tax Act. The GILTI provisions allow companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the entity is subject to the rules or (ii) account for GILTI in the entity’s measurement of deferred taxes. Refer to the Note 11 – “Income Taxes” for further discussion on the impact of tax laws enacted during 2017.

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

Translation of amounts from RMB and HKD into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2019	RMB6.9618 to $1	HKD7.7894 to $1
December 31, 2018	RMB6.8755 to $1	HKD7.8305 to $1

Income statement and cash flows items
For the year ended December 31, 2019	RMB6.9081 to $1	HKD7.8351 to $1
For the year ended December 31, 2018	RMB6.6090 to $1	HKD7.8376 to $1

Cash

Cash consist of cash on hand and at banks and highly liquid investments, which are unrestricted from withdrawal or use, and which have original maturities of three months or less when purchased.

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

Long-Lived Assets

Long-lived assets consist primarily of equipment and intangible assets.

Equipment

Equipment are recorded at cost less accumulated depreciation and accumulated impairment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Estimated useful lives (years)
Office and computer equipment	3-5

Expenditure for maintenance and repairs is expensed as incurred.

The gain or loss on the disposal of equipment is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in general and administrative expenses in the consolidated statements of comprehensive loss.

Intangible Assets

Intangible assets mainly comprise domain names and trademarks. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets is computed using the straight-line method over their estimated useful lives.

The estimated useful lives of the Company’s intangible assets are listed below:

Estimated useful lives (years)
Software copyright	10
Domain names and trademarks	10

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of December 31, 2019 and 2018.

Net (loss) earnings per share of common stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying consolidation financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

	2019		2018

Net (loss) profit attributable to Porter Holding International, Inc.	$(574,336)		$1,406,842

Weighted average number of common shares outstanding - basic and diluted	508,110,000		508,110,000

Basic and diluted (loss) earnings per share	$-	*	$-	*

* Less than $0.01 per share

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding as of December 31, 2019, and 2018.

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

The carrying value of the Company’s financial instruments, including cash, accounts and other receivables, other current assets, accounts and other payables, and other short-term liabilities approximate their fair value due to their short maturities.

In accordance with ASC 825, for investments in financial instruments with a variable interest rate indexed to performance of underlying assets, the Company elected the fair value method at the date of initial recognition and carried these investments at fair value. Changes in the fair value are reflected in the accompanying consolidated statements of operations and comprehensive loss as other income (expense). To estimate fair value, the Company refers to the quoted rate of return provided by banks at the end of each period using the discounted cash flow method. The Company classifies the valuation techniques that use these inputs as Level 2 of fair value measurements.

As of December 31, 2019 and 2018, the Company had no investments in financial instruments.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner comparable to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. As of December 31, 2019, the Company performed the required impairment review which resulted in no impairment adjustment.

Non-controlling Interest

Non-controlling interest mainly consists of an aggregate of 43% of the equity interests of Maihuolang E-commerce held by two entities and 40% of the equity interests of Weifang Portercity held by an entity. The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the results of the Company are presented on the consolidated statement of operations as an allocation of the total income or loss for the year between non-controlling interest holders and the shareholders of the Company.

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

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the consolidated balance sheets.

Reclassification

Certain reclassifications have been made to the consolidated financial statements for year ended December 31, 2018 to conform to the presentation of consolidated financial statement for year ended December 31, 2019. These reclassifications had no effect on net loss or cash flows as previously reported. As of December 31, 2018, the Company reclassified certain amounts to deferred revenue from accruals and other payables.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

On January 1, 2019, the Company adopted ASU 2016-02, Leases, using the modified retrospective method which allows for the application of the transition provisions at the beginning of the period of adoption, rather than at the beginning of the earliest comparative period presented in these audited consolidated financial statements. As permitted by the guidance, the Company elected to retain the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date and did not reassess contracts entered into prior to the adoption date for the existence of a lease. The Company also did not recognize ROU assets and lease liabilities for short-term leases, which are leases in existence as of the adoption date with an original term of twelve months or less.

As a result of the adoption of the standard, based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized ROU assets of $0.97 million and lease liabilities of $1.01 million on its unaudited condensed consolidated balance sheet as of January 1, 2019. The assets and liabilities recognized upon application of the transition provisions were primarily associated with existing office and storage leases. There were no finance leases as of December 31, 2019.

Accounting Pronouncements Issued But Not Yet Adopted

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this ASU address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2020. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company's disclosures.

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

$33,375 of goodwill arising from the acquisition consists largely of synergies expected from combining the operations of Porter E-Commerce and Maihuolang E-commerce. None of the goodwill is expected to be deductible for income tax purposes. The above fair value valuation is a finalized assessment.

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	December 31, 2019	December 31, 2018

Billed	$61,303	$-
Unbilled	1,021,078	726,912
Accounts receivable	$1,082,381	$726,912
Less: allowance for doubtful accounts	(3,065)	-
	$1,079,316	$726,912

The following table sets forth the movement of allowance for doubtful accounts:

	December 31, 2019	December 31, 2018

Beginning	$-	$-
Additions	476,694	39,060
Write off	(470,696)	(37,547)
Exchange rate difference	(2,933)	(1,513)
Balance	$3,065	$-

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	December 31, 2019	December 31, 2018

Prepayments	$53,998	$3,193
Others	40,163	27,971
	$94,161	$31,164

As of December 31, 2019, prepayments mainly represented the prepaid cost of consulting services.

6.	EQUIPMENT, NET

Equipment, net consist of the following:

	December 31, 2019	December 31, 2018

Office and computer equipment	$170,455	$190,605
Less: Accumulated depreciation	(120,519)	(123,010)
	$49,936	$67,595

Depreciation expenses charged to the consolidated statements of operations for the years ended December 31, 2019 and 2018 were $19,619 and $13,740, respectively. Gain on disposal of equipment for the year ended December 31, 2019 was $50 and loss on disposal of equipment for the year ended December 31, 2018 was $75.

7.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	December 31, 2019	December 31, 2018

Software copyright	$233,560	$-
Domain names and trademarks	46,158	40,251
Intangible asset	279,718	40,251
Less: Accumulated amortization	(22,577)	(9,284)
	$257,141	$30,967

Amortization charged to the consolidated statements of operations for the years ended December 31, 2019 and 2018 were $13,512 and $4,119, respectively.

8.	GOODWILL

The changes in the carrying amount of goodwill are as follows:

Maihuolang E-commerce
Balance as of December 31, 2018	$-
Goodwill acquired through acquisitions	33,375
Foreign currency translation adjustment	922
Balance as of December 31, 2019	$34,297

9.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	December 31, 2019	December 31, 2018

Salary payables	$69,557	$89,112
Accrued professional fees	19,778	53,965
Accrued rental expenses	8,868	43,601
Others	22,489	54
	$120,692	$186,732

10.	BALANCES WITH RELATED PARTIES

	Note	December 31, 2019	December 31, 2018
Due to related parties
Liaoning Northeast Asia Porter City Investment Limited	(a)	$-	$183,545
Mr. Kezhan Ma	(b)	1,106	-
		$1,106	$183,545

Due to shareholders
Mr. Zonghua Chen (the Company’s Chairman, Chief Executive Officer, Chief Financial Officer and President)		$1,284,061	$1,338,336
Mr. Zongjian Chen (brother of Mr. Zonghua Chen)		149,090	269,844
Ms. Xiaofang Huang (director of Porter Investment Limited)		-	51,082
		$1,433,151	$1,659,262

(a)	Mr. Zonghua Chen is a supervisor of and Mr. Zongjian Chen is a 45% shareholder of Liaoning Northeast Asia Porter City Investment Limited.
(b)	Mr. Kezhan Ma is a 38% minority shareholder of Maihuolang E-commerce.

All the above balances are due on demand, interest-free and unsecured. The Company used the funds for its operations. For the year ended December 31, 2019, the Company had transactions amounted $7,120,343 from shareholders and $6,905,449 to shareholders, comparing to $719,142 from shareholders for the same period in 2018. For the year ended December 31, 2019, the Company had transactions amounted $350,430 to related parties, comparing to $1,200,556 to related parties for the same period in 2018.

During the year ended December 31, 2019, Mr. Zongjian Chen transferred his creditor's rights to Liaoning Northeast Asia Porter City Investment Limited amounted $512,493 to the Company. As a result, the Company regards this transaction as capital contribution and off-set the amount due to Liaoning Northeast Asia Porter City Investment Limited accordingly.

11.	INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and has incurred net operating loss for income tax purposes through December 31, 2019. As of December 31, 2019, future net operating losses of approximately $45,437 from the Company are available to offset future taxable income. Accumulated deficit as of December 31, 2019 and December 31, 2018 was approximately $2.0 million and $1.6 million, respectively.

The 2017 Tax Act created a new requirement that, for the periods beginning after January 1, 2018, certain income (referred to as global intangible low taxed income or “GILTI”) earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations must be included in U.S. taxable income. The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules – the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes – the deferred method. The Company elected to account for GILTI in the period the tax is incurred. The Company did not generate any GILTI during the year ended December 31, 2019.

PGL is registered as an international business company and is exempted from corporation tax in Seychelles.

PPBGL is subject to Hong Kong profits tax rate of 16.5%. For the year ended December 31, 2019, it generated $139,809 of net income, from which $51,350 has been offset by previous losses. For the year ended December 31, 2018, it did not have any assessable profits arising in or derived from Hong Kong and accordingly no provision for Hong Kong profits tax was made.

PRC Tax

The Company’s subsidiary and consolidated VIEs in China are subject to corporate income tax (“CIT”) at 25% for the years ended December 31, 2019 and 2018. As of December 31, 2019, the Company had approximately $3,166,408 million of net operating loss carried forward from the foreign subsidiaries which will expire in various years through 2023.

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

Porter Consulting enjoyed the above preferential policy on its profits in fiscals 2018.

A reconciliation of the income tax expense determined at the statutory income tax rate to the Company’s income taxes is as follows:

	2019	2018
(Loss) income before income taxes	$(569,593)	$1,404,388
United States statutory income tax rate	21%	21%
Income tax (benefit) expense computed at statutory corporate income tax rate	(119,615)	294,921
Reconciling items:
Effect of different tax jurisdictions	(4,837)	73,737
Non-deductible expenses	180,870	2,357
Change in valuation allowance	(55,363)	(371,015)
Income tax expense	$1,055	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2019 and December 31, 2018 are presented below

	December 31,	December 31,
	2019	2018

Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$9,542	$9,542
- Hong Kong	2,504	10,973
- PRC	586,509	633,403
	598,555	653,918
Less: Valuation allowance	(598,555)	(653,918)
Acquisition:
- PRC	182,849	-
Less: Valuation allowance	(182,849)	-
	$-	$-

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

12.	CHINA CONTRIBUTION PLAN

The Company’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the years ended December 31, 2019 and 2018, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $58,953 and $48,309, respectively, to these funds.

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

The Company subleases certain office space to a third party that has a remaining term of less than 12 months.

The following table provides a summary of leases by balance sheet location as of December 31, 2019:

Assets/liabilities	Classification	December 31, 2019
Assets
Operating lease right-of-use assets	Operating lease assets	$891,733

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$323,403

Long-term
Operating lease liability - non-current	Long-term operating lease liabilities	604,597
Total lease liabilities		$928,000

The operating lease expenses for the year ended December 31, 2019 were as follows:

Lease Cost	Classification	December 31, 2019
Operating lease cost	General and administrative expenses	$309,008

Maturities of operating lease liabilities at December 31, 2019 were as follows:

Maturity of Lease Liabilities	Operating Leases
12 months ending December 31,
2020	$386,016
2021	327,084
2022	283,125
2023	47,188
Total lease payments	1,043,413
Less: interest	(115,413)
Present value of lease payments	$928,000

Lease liabilities include lease and non-lease component such as management fee.

Future minimum lease payments as of December 31, 2019 were as follows:

12 months ending December 31,
2020	$298,985
2021	252,262
2022	217,024
2023	36,171
Total	$804,442

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases--- Shenzhen Development Center, 36/F, LuoHu, Shenzhen	3.17
Operating leases--- Room 02,20/F, Saixi Technology Building, Nanshan, Shenzhen	1.42

Weighted-average discount rate (%)
Operating leases	8%

14.	CONCENTRATIONS AND CREDIT RISK

(a)	Concentrations

In the year ended December 31, 2019, three customers accounted for 15%, 13% and 11% of the Company’s revenues, respectively.

In the year ended December 31, 2018, three customers each accounted for 41%, 28% and 9% of the Company’s revenues, respectively.

No other customer accounts for more than 10% of the Company’s revenue in the years ended December 31, 2019 and 2018.

As of December 31, 2019, four customers accounted for 86% of the Company’s accounts receivable. As of December 31, 2018, two customers accounted for 83% of the Company’s accounts receivable.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of December 31, 2019 and 2018, substantially all of the Company’s cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

15.	SUBSEQUENT EVENT

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world in the first quarter of 2020 has caused significant volatility in U.S. and international markets. Although the Company has not encountered significant loss of customers or cancellation of material agreements, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the economy of China, U.S. and international markets and, as such, the Company is unable to determine if it will have a material impact to its operations.

The Company has analyzed its operations subsequent to December 31, 2019 to the date these consolidation financial statements were issued, except as disclosed herein, there is no any material subsequent events to disclose in these consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2019 due to the material weaknesses in our internal control over financial reporting, which are described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2019, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting has been identified:

(1)     We did not hold shareholders meetings during the last fiscal year;

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our consolidated financial statements as of and for the year ended December 31, 2019 to contain a material misstatement.

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Zonghua Chen	45	Chairman, Chief Executive Officer, President and Chief Financial Officer
Jun Chen	42	Director
Maozi Cong	68	Director

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

Board Composition

The board of directors is currently composed of three members, Mr. Zonghua Chen, Mr. Jun Chen and Mr. Maozi Cong. All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

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

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, and addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the Code of Ethics and Business Conduct has been filed as Exhibit 14.1 to our Current Report on Form 8-K filed on April 7, 2017 and is hereby incorporated by reference into this annual report. During the fiscal year ended December 31, 2019, there were no amendments to or waivers of our Code of Ethics and Business Conduct. If we effect an amendment to, or waiver from, a provision of our Code of Business Ethics and Conduct, we intend to satisfy our disclosure requirements by describing such amendment or waiver via a current report on Form 8-K.

Section 16(A) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table - Fiscal Years Ended December 31, 2019 and 2018

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.  No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zonghua Chen, CEO	2019	40,758	—	—	—	—	—	—	40,758
	2018	44,611	—	—	—	—	—	—	44,611

Employment Agreements

All of our executive officers have executed our standard employment agreement. Our employment agreements with our executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus. Our VIE, Portercity, entered into an employment agreement with Mr. Zonghua Chen, on May 1, 2013, under which Mr. Chen was employed as the company’s general manager without a fixed term of employment.  Mr. Chen receives a monthly salary of approximately $3,397 under the employment agreement.  He is also subject to customary confidentiality covenants under the employment agreement.

Outstanding Equity Awards at Fiscal Year End

No unexercised options, stock that has not vested or outstanding equity incentive plan awards were held by any of our named executive officers at December 31, 2019.

Compensation of Directors

No member of our board of directors received any compensation for their services as a director during the year ended December 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 22, 2020 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the officers and directors set forth below is in care of the Company, 1609, Feng Rui Ge, Fenghu Building, Buji, Luohu, Shenzhen, Guangdong, China 518000. The registered address of each of the 5% shareholders (other than officers and directors) set forth below is Second Floor, The Quadrant, Manglier Street, Victoria, Mahe, 999126 Seychelles.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Zonghua Chen, Chairman, CEO, President and CFO(3)	Common Stock	283,064,414	55.71%
Jun Chen, Director	Common Stock	2,000,000	*
Maozi Cong, Director	Common Stock	15,000,000	3.0%
All officers and directors as a group (3 persons named above)	Common Stock	300,064,414	59.06%

Softsilver Investment Co., Ltd.(3)(4)	Common Stock	27,910,000	5.49%
Enbang Fortune Limited(3)(5)	Common Stock	25,862,000	5.09%
Huatai International Limited(3)(6)	Common Stock	28,560,000	5.62%
Zongjian Chen(7)	Common Stock	31,000,000	6.10%
Porter Investment Limited(8)	Common Stock	159,023,941	31.3%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 508,110,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 22, 2020. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)

Includes (i) 30,000,000 shares held by Mr. Zonghua Chen, (ii) 2,110,000 shares held by Zonghua Chen’s wife, Ping He; and (iii) an aggregate of 250,954,414 shares held by shareholders who have entered into voting agreements with Zonghua Chen, including Softsilver Investment Co., Ltd., Huatai International Limited and Enbang Fortune Limited, under which agreements these shareholders agreed to vote consistently with Zonghua Chen in the exercise all of their rights as shareholders of the Company. The voting agreements do not have the expiration date.

(4)	Zhaoyu Zou is the director of Softsilver Investment Co., Ltd. and has voting and dispositive power of the securities held by it.
(5)	Zan Cui is the director of Enbang Fortune Limited and has voting and dispositive power of the securities held by it.
(6)	Li Ma is the director of Huatai International Limited and has voting and dispositive power of the securities held by it.
(7)	Includes (i) 30,000,000 shares held by Mr. Zongjian Chen, and (ii) 1,000,000 shares held by Zongjian Chen’s wife, Xiaomei Xiong.
(8)	Xiaofang Huang is the director of Porter Investment Limited and has voting and dispositive power of the securities held by it.

Changes in Control

None.

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

●

As of December 31, 2019, we owed $1,284,061 to our Chairman, CEO and CFO, Mr. Zonghua Chen, who loaned to us to support our business operations. Such loans do not accrue interests and are payable upon demand.

●

As of December 31, 2019, we owed $149,090 to Mr. Zongjian Chen, brother of our Chairman, CEO and CFO, who loaned to us to support our business operations. Such loans do not accrue interests and are payable upon demand.

●

During the year ended December 31, 2019, Mr. Zongjian Chen transferred his creditor's rights to Liaoning Northeast Asia Porter City Investment Limited amounted $512,493 to the Company. As a result, the Company regards this transaction as capital contribution and offset the amount due to Liaoning Northeast Asia Porter City Investment Limited accordingly.

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

Independent Auditors’ Fees

The following table represents fees billed for each of the last two fiscal years for professional audit services rendered by our independent registered public accounting firm:

	2019	2018

Audit fees(1)	$245,000	$100,805
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$245,000	$100,805

(1)

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by our auditors for our consolidated financial statements as of and for the year ended December 31, 2019.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018

Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 10, 2017)
3.2	Amended and Restated Bylaws adopted on May 8, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 10, 2017)
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

10.10

Equity Transfer Agreement (English translation), by and between Kezhan Ma, Shenzhen Porter Warehouse E-Commerce Co. Ltd. and Shenzhen Qianhai Maihuolang E-Commerce Co., Ltd., dated August 25, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2019)

14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on April 7, 2017)
21.1	Subsidiaries of the Company
23.1	Consent of Guang Dong LianRui Law Firm
31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2020

PORTER HOLDING INTERNATIONAL, INC.

By:	/s/ Zonghua Chen
Zonghua Chen
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zonghua Chen	Chairman, President, Chief Executive Officer and Chief Financial Officer	May 1, 2020
Zonghua Chen	(Principal Executive Officer and Principal Financing and Accounting Officer)

/s/ Jun Chen	Director	May 1, 2020
Jun Chen

/s/ Maozi Cong	Director	May 1, 2020
Maozi Cong