Form 10-Q
period 2020-03-31
Porter Holding International, Inc.
filed 2020-06-25
CIK 1605810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of June 24, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	508,110,000

EXPLANATORY NOTE

Porter Holding International, Inc. ( the “Company”) is filing this quarterly report on Form 10-Q after the May 15, 2020 (the “Original Due Date”) deadline applicable to it for the filing of a Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

On May 13, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with its statements made in the Form 8-K, the Company was unable to file the Quarterly Report by the Original Due Date, and therefore relied on the Order. Due to the circumstances and uncertainty surrounding the effects of the COVID-19 pandemic on the business, employees, consultants and service providers of the Company, and considering the lack of time for the compilation, dissemination and review of the information required to be presented and the importance of markets and investors receiving materially accurate information in the Quarterly Report, the Quarterly Report is hereby filed before the extended due date permitted under the Order, i.e., 45 days after the Original Due Date, or June 29, 2020.

PORTER HOLDING INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED).

PORTER HOLDING INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In U.S. dollars)

	March 31, 2020	December 31, 2019

ASSETS
CURRENT ASSETS
Cash	$142,729	$224,733
Accounts receivable, net of $3,065 and $3,065 allowance for doubtful accounts as of March 31, 2020 and December 31, 2019, respectively	901,370	1,079,316
Prepayments and other receivables	123,988	94,161
Total current assets	1,168,087	1,398,210

NON-CURRENT ASSETS
Long-term rental deposits	62,871	63,946
Long-term prepayments	3,221	5,589
Equipment, net	45,222	49,936
Intangible assets, net	264,230	257,141
Operating lease right-of-use assets	802,729	891,733
Goodwill	33,721	34,297
Total non-current assets	1,211,994	1,302,642

TOTAL ASSETS	$2,380,081	$2,700,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$126,902	$134,798
Accruals and other payables	252,735	120,692
Deferred revenue	339,405	288,330
Taxes payable	112,581	134,405
Amounts due to shareholders	1,585,599	1,433,151
Amounts due to related parties	1,087	1,106
Operating lease liabilities – current	325,920	323,403
Total current liabilities	2,744,229	2,435,885

NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	510,243	604,597
TOTAL LIABILITIES	3,254,472	3,040,482

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share 250,000,000 shares authorized and nil shares issued as of March 31, 2020 and December 31, 2019	-	-
Common stock, par value $0.001 per share; 750,000,000 shares authorized, 508,110,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	508,110	508,110
Additional paid-in capital	1,077,986	1,077,986
Accumulated deficit	(2,752,999)	(2,200,932)
Accumulated other comprehensive income	115,830	92,800
Total Porter Holding International, Inc. stockholders’ deficit	(1,051,073)	(522,036)

Non-controlling interests	176,682	182,406
Total stockholders’ deficit	(874,391)	(339,630)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,380,081	$2,700,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars)

	Three Months Ended March 31,
	2020	2019

REVENUE	$427,266	$708,946

COST OF REVENUE	(373,974)	(525,573)

GROSS PROFIT	53,292	183,373

OPERATING EXPENSES	(628,074)	(489,423)

LOSS FROM OPERATIONS	(574,782)	(306,050)

OTHER INCOME, NET	20,018	5,169

NET LOSS BEFORE TAXES	(554,764)	(300,881)

Income tax expense	-	(60,305)

NET LOSS	(554,764)	(361,186)

Less: Net (loss) income attributable to non-controlling interests	(2,697)	8,229

Net loss attributable to Porter Holding International, Inc. common stockholders	(552,067)	(369,415)

Other comprehensive (loss) income
Foreign currency translation income	20,003	(14,714)

Total Comprehensive (loss) income	(534,761)	(375,900)
Less: comprehensive (loss) income attributable to non-controlling interests	(5,724)	9,637

Comprehensive loss attributable to Porter Holding International, Inc. common stockholders	$(529,037)	$(385,537)

Basic and diluted loss per share	$- *	$- *

Weighted average number of common shares outstanding - basic and diluted	508,110,000	508,110,000

* Less than $0.01 per share

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED March 31, 2020 and 2019

(Unaudited)

(In U.S. dollars)

	Common stock		Additional		Accumulated other	Non-
	Number		paid-in	Accumulated	comprehensive	controlling
	of shares	Amount	capital	deficit	income (loss)	interests	Total
Balance at December 31, 2018	508,110,000	$508,110	$400,561	$(1,626,596)	$93,674	$55,817	$(568,434)

Net (loss) income	-	-	-	(369,415)	-	8,229	(361,186)

Capital contribution	-	-	125,353	-	-	-	125,353

Foreign currency translation adjustment	-	-	-	-	(16,122)	1,408	(14,714)

Balance at March 31, 2019	508,110,000	$508,110	$525,914	$(1,996,011)	$77,552	$65,454	$(818,981)

	Common stock		Additional		Accumulated other	Non-
	Number		paid-in	Accumulated	comprehensive	controlling
	of shares	Amount	capital	deficit	income (loss)	interests	Total
Balance at December 31, 2019	508,110,000	$508,110	$1,077,986	$(2,200,932)	$92,800	$182,406	$(339,630)

Net loss	-	-	-	(552,067)	-	(2,697)	(554,764)

Foreign currency translation adjustment	-	-	-	-	23,030	(3,027)	20,003

Balance at March 31, 2020	508,110,000	$508,110	$1,077,986	$(2,752,999)	$115,830	$176,682	$(874,391)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities
Net loss	$(554,764)	$(361,186)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	13,432	5,994
Gain on disposal of equipment	-	(51)
Amortization of operating lease right-of-use assets	75,102	50,218
Allowance (recovery) for doubtful accounts	164,082	(6,097)
Changes in assets and liabilities
Accounts receivable	(941)	(185,789)
Prepayments and other receivables	(29,508)	(17,185)
Operating lease liabilities	(77,359)	(52,758)
Accounts payable	(5,713)	78,719
Accruals and other payables	109,735	148,812
Deferred revenue	42,410	241,921
Tax payable	(19,858)	11,391
Net cash used in operating activities	(283,382)	(86,011)

Cash flows from investing activities
Purchase of equipment	(21,078)	(1,144)
Net cash used in investing activities	(21,078)	(1,144)

Cash flows from financing activities
Advances from related parties	-	3,848
Repayments to related parties	-	(4,448)
Advances from shareholders	1,002,142	1,411,933
Repayments to shareholders	(818,933)	(1,339,937)
Net cash provided by financing activities	183,209	71,396

Effect of exchange rates on cash	39,247	(32,182)

Net decrease in cash	(82,004)	(47,941)

Cash at beginning of period	224,733	728,121

Cash at end of period	$142,729	$680,180

Supplemental of cash flow information
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$-
Non-cash financing activities:
Operating lease asset obtained in exchange for operating lease obligation	$-	$1,032,608
Capital contribution	$-	$125,353

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

As of March 31, 2020, the Company has subsidiaries incorporated in countries and jurisdictions including the People’s Republic of China (“PRC”), Hong Kong, and Seychelles As of December 31, 2019, the Company also effectively controls a number of variable interest entities (“VIEs”) through the Primary Beneficiaries, as defined below. The VIEs include:

(a)     Shenzhen Porter Warehouse E-Commerce Co. Ltd. (“Porter E-Commerce”);

(b)     Shenzhen Yihuilian Information Consulting Co. Ltd. (“Porter Consulting”); and

(c)     Shenzhen Porter Commercial Perspective Network Co. Ltd. (“Porter Commercial”).

As a result of the above contractual arrangements, or the Contractual Arrangements, PGL has substantial control over the VIE Entities’ daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of the VIE Entities, the Company is entitled to consolidate the financial results of the VIE Entities in its own consolidated financial statements under Financial Accounting Standards Board Accounting Standard Codification (“ASC”) Topic 810 and related subtopics related to the consolidation of variable interest entities, or ASC Topic 810.

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

The interim condensed consolidated financial information as of March 31, 2020, and for the three months periods ended March 31, 2020 and 2019 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, previously filed with the SEC on May 1, 2020.

In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net loss of $554,764 during the three-month period ended March 31, 2020, resulting in an accumulated deficit of $2,752,999 as of March 31, 2020, and it currently has net working capital deficit of $1,576,142. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all.

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. It has also disrupted the normal operations of many businesses, including the Company’s. This outbreak could decrease spending, adversely affect demand for the Company’s services and harm its business and results of operations. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on its business or results of operations at this time.

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

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the Company’s business, and adversely impact its results of operations. During the three months ended March 31, 2020, the Company faced increasing uncertainties around its estimates of revenue collectability and accounts receivable credit losses. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Its estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its consolidated financial statements.

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

PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, Internet access, online games, mobile, value added telecommunications and certain other businesses in which the Company is engaged or could be deemed to be engaged. Consequently, the Company conducts certain of its operations and businesses in the PRC through its VIEs. The Company consolidates all of the VIEs of which the Company is the primary beneficiary.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

The following financial information of the Company’s consolidated VIEs (including subsidiary of VIEs) is included in the accompanying condensed consolidated financial statements:

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$117,714	$203,037
Accounts receivable, net	843,132	1,021,078
Prepayments and other receivables	123,890	94,116
Amount due from the Company and its non-VIE subsidiaries (1)	275,257	205,856
Total current assets	1,359,993	1,524,087

NON-CURRENT ASSETS
Long term rental deposit	62,871	63,946
Long term prepayment	3,221	5,589
Equipment, net	43,975	48,566
Intangible assets, net	264,230	257,141
Operating lease right-of-use assets	802,729	891,733
Goodwill	33,721	34,297
Total non-current assets	1,210,747	1,301,272

TOTAL ASSETS	$2,570,740	$2,825,359

CURRENT LIABILITIES
Accounts payable	$126,902	$134,798
Accruals and other payables	230,983	99,836
Deferred revenue	325,282	288,330
Tax payable	112,565	134,394
Amounts due to shareholders of the Company	1,772,081	1,618,720
Operating lease liability - current	325,920	323,403
Total current liabilities	2,893,733	2,599,481

NON-CURRENT LIABILITIES
Operating lease liability - non-current	510,243	604,597
TOTAL LIABILITIES	$3,403,976	$3,204,078

(1) Amount due from the Company and its non-VIE subsidiaries consists of intercompany from other non-VIE subsidiaries within the Company.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

	Three months ended March 31,
	2020	2019

Net revenue	$377,313	$391,698
Net loss	$(464,933)	$(599,337)

	Three months ended March 31,
	2020	2019

Net cash used in operating activities	$(171,314)	$(36,530)
Net cash used in investing activities	(21,078)	(1,144)
Net cash provided by financing activities	109,283	172,083

Revenue Recognition

The Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five step model prescribed under Accounting Standards Update (“ASU”) No. 2014-09: (i) identify contract(s) with a customer: Due to impact of COVID-19, the Company, starting from first quarter of 2020, determines to receive cash prior to performing investment and corporate management consulting services in order to ensure probable collection of consideration and hence existence of a contract; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation.

Revenues are recognized when control of the promised goods or services is transferred to the customers, which may occur at a point in time or over time depending on the terms and conditions of the agreement, in an amount that reflects the consideration the Company expect to be entitled to in exchange for those goods or services.

The Company via Porter Consulting earns commissions of $12,450 and $25,798 for the three months ended March 31, 2020 and 2019 respectively, primarily from a third-party payment service provider when China UnionPay card transactions are completed and settled. Revenue related to commissions is recognized in the statement of operation at the time when the underlying transaction is completed.

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

Depending on the complexity of the underlying service arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earnings process occurs. Depending on the magnitude of specific revenue arrangements, adjustment may be made to the judgments, assumptions and estimates regarding contracts executed in any specific period. Service income from consulting services, totaled $305,660 and $333,230 for the three months period ended March 31, 2020 and 2019, is recognized when the service is performed.

Regarding the trading business, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount as commissions in accordance with ASC 606,. When the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenues should be recorded on a gross basis. When the Company is not the primary obligor, does not bear the inventory risk and does not have the ability to establish the price, revenues are recorded on a net basis. The Company determined that it is not the primary obligor in its trading business. For the three months period ended March 31, 2020 and 2019, the Company recognized a net revenue of $11,928 and $9,132, when control of the products has transferred, being at the point the products are delivered to the customer and the customer has accepted the products, and there is no unfulfilled obligation that could affect the customer’s acceptance of the products.

Starting from the first quarter of 2019, the Company, via PPBGL, Maihuolang E-commerce and Porter Commercial, provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels and promotion strategy, and capital market operation, via live and online sessions. Under ASC Topic 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to perform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The fees associated with the course of training sessions are clearly identified in service agreements. Training service revenue is recognized at the time when the training sessions stipulated in the contract are completed. The Company recognized $77,778 and $308,117 for the three months period ended March 31, 2020 and 2019.

Practical expedients and exemption

The company has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

Revenue by major product line

	For Three Months Ended March 31,
	2020	2019

Investment and corporate management consulting services	$305,660	$333,230
Training service	77,778	308,117
Third-party payment service	12,450	25,798
Trading business	11,928	9,132
Others	19,450	32,669
	$427,266	$708,946

Revenue by recognition over time vs point in time

	For Three Months Ended March 31,
	2020	2019

Revenue by recognition over time	$305,660	$333,230
Revenue by recognition at a point in time	121,606	375,716
	$427,266	$708,946

Executed contracts with fixed-price terms

	March 31, 2020
	Contract Amount	Future Estimated Revenue

Investment and corporate management consulting services	$26,156,135	$20,475,135

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

The condensed consolidated financial statements are presented in U.S. dollars. Assets and liabilities are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average of the exchange rates in effect during the reporting period. Stockholders’ equity accounts are translated using the historical exchange rates at the date the entry to stockholders’ equity was recorded, except for the change in retained earnings during the period, which is translated using the historical exchange rates used to translate each period’s statement of operation. Differences resulting from translating functional currencies to the reporting currency are recorded in accumulated other comprehensive income in the condensed consolidated balance sheets.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2020	RMB7.0808 to $1	HKD7.7513 to $1
December 31, 2019	RMB6.9618 to $1	HKD7.7894 to $1

Statement of operation and cash flows items
For the three-month period ended March 31, 2020	RMB6.9786 to $1	HKD7.7708 to $1
For the three-month period ended March 31, 2019	RMB6.7447 to $1	HKD7.8460 to $1

Net loss per share of common stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the statement of operation for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying condensed consolidation financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

	Three Months Ended March 30,
	2020	2019

Net loss attributable to Porter Holding International, Inc.	$(552,067)	$(369,415)

Weighted average number of common shares outstanding - basic and diluted	508,110,000	508,110,000

Basic and diluted loss per share	$-	$-

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

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

As of March 31, 2020 and December 31, 2019, the Company had no investments in financial instruments.

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

Recent Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Adopted

In May 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this ASU address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for the Company for fiscal year beginning after December 15, 2022. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	March 31, 2020	December 31, 2019

Billed	$61,303	$61,303
Unbilled	843,132	1,021,078
Accounts receivable	904,435	$1,082,381
Less: allowance for doubtful accounts	(3,065)	(3,065)
	$901,370	$1,079,316

The following table sets forth the movement of allowance for doubtful accounts:

	March 31, 2020	December 31, 2019

Beginning	$3,065	$-
Additions	164,082	476,694
Write off	(164,082)	(470,696)
Exchange rate difference	-	(2,933)
Balance	$3,065	$3,065

During May and June 2020, the Company encountered further uncertainties of collectability due to impact of COVID-19, and hence took legal action in attempt to recover the accounts receivables. As such, as of March 31, 2020, the Company wrote off $164,082 of uncollectible accounts receivable accordingly.

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	March 31, 2020	December 31, 2019

Prepayments	$5,895	$53,998
Deposits	43,780	-
Others	74,313	40,163
	$123,988	$94,161

6.	EQUIPMENT, NET

Equipment, net consist of the following:

	March 31, 2020	December 31, 2019

Office and computer equipment	$168,592	$170,455
Less: Accumulated depreciation	(123,370)	(120,519)
	$45,222	$49,936

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

Depreciation expenses charged to the statements of operations for the three months ended March 31, 2020 and 2019 were $4,949 and $4,985, respectively. Gain on disposal of equipment for the three months ended March 31, 2020 and 2019 was nil and $51.

7.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	March 31, 2020	December 31, 2019

Software copyright	$249,407	$233,560
Domain names and trademarks	45,382	46,158
Intangible asset	294,789	279,718
Less: Accumulated amortization	(30,559)	(22,577)
	$264,230	$257,141

Amortization charged to the statements of operations for the three months period ended March 31, 2020 and 2019 were $8,483 and $1,009, respectively.

8.	GOODWILL

The changes in the carrying amount of goodwill are as follows:

Maihuolang E-commerce
Balance as of December 31, 2019	$34,297
Goodwill acquired through acquisitions	-
Foreign currency translation adjustment	(576)
Balance as of March 31, 2020	$33,721

9.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	March 31, 2020	December 31, 2019

Salary payables	$113,469	$69,557
Refund to a third party	63,270	-
Accrued professional fees	19,778	19,778
Accrued rental expenses	45,161	8,868
Others	11,057	22,489
	$252,735	$120,692

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

10.	BALANCES WITH RELATED PARTIES

	Note	March 31, 2020	December 31, 2019
Due to related parties
Mr. Kezhan Ma	(a)	$1,087	$1,106

Due to shareholders
Mr. Zonghua Chen (the Company’s Chairman, Chief Executive Officer, Chief Financial Officer and President)		$1,437,602	$1,284,061
Mr. Zongjian Chen (brother of Mr. Zongjian Chen)		147,997	149,090
		$1,585,599	$1,433,151

(a)	Mr. Kezhan Ma is a 38% minority shareholder of Maihuolang E-commerce.

All the above balances are due on demand, interest-free and unsecured. The Company used the funds for its operations. For the three months ended March 31, 2020, the Company had transactions amounted $1,002,142 from shareholders and $818,933 to shareholders, comparing to $1,411,933 from shareholders and $1,339,937 to shareholders for the same period in 2019. For the three months ended March 31, 2020, the Company had transactions amounted nil from related parties and to related parties, comparing to $3,848 from related parties and $4,448 to related parties for the same period in 2019.

11.	INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

ULNV is incorporated in the State of Nevada and is subject to the U.S. federal tax and has incurred net operating loss for income tax purposes through March 31, 2020. As of March 31, 2020, future net operating losses of approximately $45,437 from ULNV are available to offset future taxable income. Accumulated deficit as of March 31, 2020 and December 31, 2019 was approximately $2.8 million and $2.2 million, respectively.

The 2017 Tax Act created a new requirement that, for the periods beginning after January 1, 2018, certain income (referred to as global intangible low taxed income or “GILTI”) earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations must be included in U.S. taxable income. The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules – the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes – the deferred method. The Company elected to account for GILTI in the period the tax is incurred. The Company did not generate any GILTI during the three-month period ended March 31, 2020.

PGL is registered as an international business company and is exempted from corporation tax in Seychelles.

PPBGL is subject to Hong Kong profits tax rate of 16.5%. For the three-month period ended March 31, 2020, it did not have any assessable profits arising in or derived from Hong Kong and accordingly no provision for Hong Kong profits tax was made. For the three months ended March 31, 2019, it generated $317,090 of net profit and $41,358 tax expenses accrued accordingly.

PRC Tax

The Company’s subsidiary and consolidated VIEs in China are subject to corporate income tax (“CIT”) at 25% for the three-month period ended March 31, 2020 and 2019. As of March 31, 2020, the Company had approximately $3.4 million of net operating loss carried forward from the foreign subsidiaries which will expire in various years through 2023.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

The Ministry of Finance (“MOF”) and State Administration of Taxation (“SAT”) on January 17, 2019 jointly issued Cai Shui 2019 No. 13. This clarified that from January 1, 2019 to December 31, 2021, eligible small enterprises whose taxable income falls under RMB1,000,000 (previously RMB500,000), may pay CIT on 25% of their whole income at a rate of 20% (i.e., effective rate is 5%).

A reconciliation of the income tax expense determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three Months Ended March 31,
	2020	2019
Loss before income taxes	$(554,764)	$(300,881)
United States statutory income tax rate	21%	21%
Income tax benefit computed at statutory corporate income tax rate	(116,500)	(63,185)
Reconciling items:
Effect of different tax jurisdictions	(31,380)	1,080
Non-deductible expenses	52,697	110,321
Change in valuation allowance	95,183	12,089
Income tax (benefit) expense	$-	$60,305

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of March 31, 2020 and December 31, 2019 are presented below

	March 31, 2020	December 31, 2019

Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$9,542	$9,542
- Hong Kong	14,006	2,504
- PRC	853,039	586,509
	876,587	598,555
Less: Valuation allowance	(876,587)	(598,555)
Acquisition:
- PRC	-	182,849
Less: Valuation allowance	-	(182,849)
	$-	$-

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

12.	CHINA CONTRIBUTION PLAN

The Company’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the three months ended Mach 31, 2020 and 2019, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $7,188 and $12,202, respectively, to these funds.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

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

The Company subleases certain office space to a third party that has a remaining term of less than 12 months.

The following table provides a summary of leases by balance sheet location as of March 31, 2020:

Assets/liabilities	March 31, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	$802,729	$891,733

Liabilities
Current
Operating lease liability - current	$325,920	$323,403

Long-term
Operating lease liability - non-current	510,243	604,597
Total lease liabilities	$836,163	$928,000

The operating lease expenses for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,
Lease Cost	2020	2019
Operating lease cost	$93,104	$70,520

Maturities of operating lease liabilities at March 31, 2020 were as follows:

Maturity of Lease Liabilities	Operating Leases
12 months ending March 31,
2021	$381,069
2022	295,655
2023	255,170
Total lease payments	931,894
Less: interest	(95,731)
Present value of lease payments	$836,163

Lease liabilities include lease and non-lease component such as management fee.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

Future minimum lease payments, which do not include the non-lease components, as of March 31, 2020 were as follows:

12 months ending March 31,
2021	$295,500
2022	227,235
2023	195,595
Total	$718,330

Lease Term and Discount Rate	March 31, 2020
Weighted-average remaining lease term (years)
Operating leases--- Shenzhen Development Center, 36/F, LuoHu, Shenzhen	2.92
Operating leases--- Room 02,20/F,Saixi Technology Building, Nanshan, Shenzhen	1.17

Weighted-average discount rate (%)
Operating leases	8%

14.	CONCENTRATIONS AND CREDIT RISK

(a)	Concentrations

In the three months ended March 31, 2020, two customers accounted for 72% and 12% of the Company’s revenues, respectively.

In the three months ended March 31, 2019, three customers accounted for 35%, 24% and 14% of the Company’s revenues.

No other customer accounts for more than 10% of the Company’s revenue in the three months ended March 31, 2020 and 2019.

As of March 31, 2020, three customers accounted for 75% of the Company’s accounts receivable. As of December 31, 2019, four customers accounted for 86% of the Company’s accounts receivable.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of March 31, 2020, and December 31, 2019, substantially all of the Company’s cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

15.	SUBSEQUENT EVENT

During May and June 2020, the Company encountered further uncertainties of collectability due to impact of COVID-19, and hence took legal action in attempt to recover the accounts receivables. As such, as of March 31, 2020, the Company wrote off $0.16 million of uncollectible accounts receivable accordingly.

The Company has analyzed its operations subsequent to March 31, 2020 to the date these condensed consolidation financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these condensed consolidated financial statements.

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

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in our Annual Report on Form 10-K filed on May 1, 2020, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

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

Moreover, we have been developing our O2O business by providing O2O business platform operator providing both online E- commerce and offline physical business facilities to our merchant customers, where they can conduct business, interact with their existing and potential end-consumers face to face. Our goal is to provide one-stop services for our customers through our integrated online and offline platforms. As described fully below, we are developing and intend to offer products and services including both hosting our online marketplaces, www.pt37.com and www.17yugo.com for our merchant clients to post and sell their products and services online and managing and operating physical business facilities, Porter City, that our online merchant clients can utilize to conduct their businesses offline. We are currently developing merchant clients who are engaged in businesses including manufacturing, real estate, trade and financing. In the future, we intend to expand our merchant client base to industries of big data, new materials, new energy, green food and environment protection.

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

The COVID-19 pandemic has caused economic slowdowns, depressed demand for the Company’s services, and adversely impacted the Company’s operating results. The Company’s revenue decreased by $281,680, or 39.7% for the first quarter of 2020, compared to $708,946 for the same period of 2019. Therefore, the Company has changed to receive cash prior to performing certain consulting services, in order to enhance collection of consideration. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table sets forth key components of our results of operations during the three months ended March 31, 2020 and 2019, both in dollars and as a percentage of our revenue.

	Three Months Ended March 31,
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$427,266	100.00	$708,946	100.00
Cost of revenue	(373,974)	(87.53)	(525,573)	(74.13)
Gross profit	53,292	12.47	183,373	25.87
Operating expenses
General and administrative expenses	(628,074)	(147.00)	(489,423)	(69.04)
Loss from operations	(574,782)	(134.53)	(306,050)	(43.17)
Other income	20,018	4.69	5,169	0.73
Net loss before income taxes	(554,764)	(129.84)	(300,881)	(42.44)
Income tax expenses	-	-	(60,305)	(8.51)
Net loss	$(554,764)	(129.84)	$(361,186)	(50.95)
Less: Net (loss) income attributable to non-controlling interests	(2,697)	(0.63)	8,229	1.16
Net loss attributable to Porter Holding International Inc. common stockholders	$(552,067)	(129.21)	$(369,415)	(52.11)

Revenue. Our revenue was $427,266 for the three months ended March 31, 2020, compared to $708,946 for the same period last year. Starting from the second quarter of 2018, we commenced to provide various consulting services to our customers, especially those who have the intention to be publicly listed primarily on the stock exchanges in the United States, and we received service income from the provision of these consulting services totaled $305,660 and $333,230 for the three months ended March 31, 2020 and 2019. Moreover, starting from 2019, the Company provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels, promotion strategy and capital market operation, via live and online sessions. The service income from providing training services totaled $77,778 and $308,117 for the three months ended March 31, 2020 and 2019. The significant decrease was mainly attributable to the impacts of COVID-19 and depressed market demand. Through Porter Consulting we also promoted the payment service of a third-party payment service provider to merchants in Shenzhen and in return share a portion of the processing fees earned by the third-party payment service provider as commission. Our commission totaled $12,450 and $25,798 for the three months ended March 31, 2020 and 2019, respectively. The approximately 50% decline in commission for the first quarter of 2020 was also the result of the COVID-19 pandemic and nationwide economic slowdowns. Revenues of $11,928 and $9,132 were generated from trading business for the three months ended March 31, 2020 and 2019, respectively.

Due to the impact of COVID-19, the Company, starting from first quarter of 2020, determines to receive cash prior to performing investment and corporate management consulting services in order to ensure probable collection of consideration and hence existence of a contract.

Cost of revenue.  Our cost of revenue was $373,974 for the three months ended March 31, 2020, compared to $525,573 for the same period last year. Cost of revenue refers to the cost of consulting services, third-party payment service and other business. The cost of consulting service refers to the shell acquisition, legal and accounting advisory service outsourced to third-party service providers. The decrease of cost of revenue is in line with the decrease of revenue.

Gross profit and gross margin. Our gross profit was $53,292 for the three months ended March 31, 2020, compared to $183,373 for the same period last year. Gross profit as a percentage of revenue (gross margin) was 12.47% for the three months ended March 31, 2020, compared to 25.87% for the same quarter last year. The decrease of gross profit was mainly due to the decrease of training service income which brings high gross profit among the services.

General and administrative expenses. As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations.  Our general and administrative expenses increased by $138,651 to $628,074 for the three months ended March 31, 2020, compared to $489,423 for the same period in 2019. Increase was mainly due to $164,082 of allowance for doubtful accounts was reserved during the three months ended March 31, 2020. Due to the impact of COVID-10, the Company encountered further uncertainties of collectability during May and June 2020, and hence took legal action in attempt to recover the accounts receivables. This led to addition of allowance for doubtful accounts. Besides, there was an increase of legal and professional fees and lease and management fee by $71,703 and $22,729, respectively, compared to corresponding period in prior year. On the other hand, salary and staff benefits decreased $120,328 due to the reduction of the basic salary as a result of fewer working days than usual as employees had to stay at home caused by COVID-19 since the beginning of 2020.

	Three months ended March 31,
	2020		2019		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and staff benefits	$192,206	30.60	$312,534	63.86	$(120,328)	(38.50)
Lease and management fee	94,603	15.06	71,874	14.69	22,729	31.62
Legal and professional fees	144,851	23.06	73,148	14.95	71,703	98.02
Depreciation and amortization	13,562	2.16	5,994	1.22	7,568	126.26
Bad debt provision (recovery)	164,082	26.12	(6,097)	(1.25)	170,179	(2,791.19)
Others	18,770	3.00	31,970	6.53	(13,200)	(41.29)
Total G&A	$628,074	100.00	$489,423	100.00	$138,651	28.33

Income tax expense. Our Income tax expense was nil for the three months ended March 31, 2020, compared to income tax expense $60,305 for the same period last year.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $554,764 and $361,186 for the three months ended March 31, 2020 and 2019, respectively.

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

Liquidity and Capital Resources

Working Capital

	March 31, 2020	December 31, 2019
Current Assets	$1,168,087	$1,398,210
Current Liabilities	2,744,229	2,435,885
Working Capital Deficiency	$(1,576,142)	$(1,037,675)

As of March 31, 2020, we had cash of $142,729. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Going Concern Uncertainties

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net loss of $554,764 during the three months ended March 31, 2020, resulting in an accumulated deficit of $2,752,999 as of March 31, 2020, and we currently have net working capital deficit of $1,576,142. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. We may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. Our sources of capital in the past have included borrowings from our stockholders and related parties. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to generate profitable operations and/ or obtaining the necessary financing, we may be forced to curtail operations.

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(283,382)	$(86,011)
Net cash used in investing activities	(21,078)	(1,144)
Net cash provided by financing activities	183,209	71,396
Effect of exchange rate changes on cash	39,247	(32,182)
Net decrease in cash	(82,004)	(47,941)
Cash at the beginning of period	224,733	728,121
Cash at the end of period	$142,729	$680,180

Operating Activities

Net cash used in operating activities was $283,382 for the three months ended March 31, 2020, as compared to $86,011 net cash used in operating activities for the three months ended March 31, 2019. The net cash used in operating activities for the three months ended March 31, 2020 was mainly due to our net loss of $554,764, an increase in prepayments and other receivables of $29,508 and a decrease in operating lease liability of $77,359, partially offset by the increase in accruals and other payables of $109,735 and deferred revenue of $42,410. The net cash used in operating activities for the three months ended March 31, 2019 was mainly due to our net loss of $361,186, an increase in account receivables of $185,789, partially offset by the increase in deferred revenue of $241,921, accruals and other payables of $148,812, and accounts payable of $78,719.

Investing Activities

Net cash used in investing activities was $21,078 for the three months ended March 31, 2020, as compared to $1,144 net cash used in investing activities for the three months ended March 31, 2019. The net cash used in investing activities for the three months ended March 31, 2020 and 2019 were attributable to the purchase of equipment.

Financing Activities

Net cash provided by financing for the three months ended March 31, 2020 was $183,209, as compared to $71,396 for the three months ended March 31, 2019. For the three months ended March 31, 2020, we obtained advances of $1,002,142 from shareholders and repaid $818,933 to shareholders. During the three months ended March 31, 2019, we obtained advances of $1,411,933 from shareholders, and repaid $1,339,937 to shareholders.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of March 31, 2020:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts due to shareholders	$1,585,599	$1,585,599	$-	$-	$-
Amount due to related parties	1,087	1,087	-	-	-
Leases	718,330	295,500	422,830	-	-
TOTAL	$2,305,016	$1,882,186	$422,830	$-	$-

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

Capital Expenditures

We incurred capital expenditures of $21,078 and $1,144 for the three months ended March 31, 2020 and 2019, respectively.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

Our condensed consolidated financial information has been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. There were no other material changes to the critical accounting policies previously disclosed in our audited consolidated financial statements for the year ended December 31, 2019 included in the Annual Report on Form 10-K filed on May 1, 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer.  Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2020 due to the following material weaknesses that our management identified in our internal control over financial reporting as of March 31, 2020:

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our condensed consolidation financial statements as of and for the period ended March 31, 2020 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 25, 2020

PORTER HOLDING INTERNATIONAL, INC.

By:	/s/ Zonghua Chen
Zonghua Chen
Chief Executive Officer and Chief Financial Officer