Form 10-Q
period 2020-06-30
Porter Holding International, Inc.
filed 2020-08-14
CIK 1605810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	508,110,000

PORTER HOLDING INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED)

PORTER HOLDING INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In U.S. dollars)

	June 30, 2020	December 31, 2019

ASSETS
CURRENT ASSETS
Cash	$63,468	$224,733
Accounts receivable, net of $3,065 and $3,065 allowance for doubtful accounts as of June 30, 2020 and December 31, 2019, respectively	901,132	1,079,316
Due from shareholders	283,082	-
Prepayments and other receivables	90,056	94,161
Total current assets	1,337,738	1,398,210

NON-CURRENT ASSETS
Long-term rental deposits	63,011	63,946
Long-term prepayments	2,695	5,589
Equipment, net	40,940	49,936
Intangible assets, net	238,759	257,141
Operating lease right-of-use assets	728,792	891,733
Goodwill	-	34,297
Total non-current assets	1,074,197	1,302,642

TOTAL ASSETS	$2,411,935	$2,700,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$128,426	$134,798
Accruals and other payables	507,023	120,692
Deferred revenue	387,064	288,330
Taxes payable	91,263	134,405
Amounts due to shareholders	1,776,281	1,433,151
Amounts due to related parties	1,090	1,106
Operating lease liabilities – current	325,596	323,403
Total current liabilities	3,216,743	2,435,885

NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	433,960	604,597
TOTAL LIABILITIES	3,650,703	3,040,482

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share 250,000,000 shares authorized and nil shares issued as of June 30, 2020 and December 31, 2019	-	-
Common stock, par value $0.001 per share; 750,000,000 shares authorized, 508,110,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	508,110	508,110
Additional paid-in capital	1,077,986	1,077,986
Accumulated deficit	(3,095,511)	(2,200,932)
Accumulated other comprehensive income	110,345	92,800
Total Porter Holding International, Inc. stockholders’ deficit	(1,399,070)	(522,036)

Non-controlling interests	160,302	182,406
Total stockholders’ deficit	(1,238,768)	(339,630)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,411,935	$2,700,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

REVENUE, NET	$43,667	$985,493	$470,933	$1,694,439

COST OF REVENUE	(5,830)	(273,845)	(379,804)	(799,418)

GROSS PROFIT	37,837	711,648	91,129	895,021

TOTAL OPERATING EXPENSES	(398,461)	(673,669)	(1,026,535)	(1,163,092)

(LOSS) INCOME FROM OPERATIONS	(360,624)	37,979	(935,406)	(268,071)

TOTAL OTHER INCOME, NET	1,281	2,414	21,299	7,583

NET (LOSS) INCOME BEFORE TAXES	(359,343)	40,393	(914,107)	(260,488)

Income tax benefit (expense)	-	14,575	-	(45,730)

NET (LOSS) INCOME	(359,343)	54,968	(914,107)	(306,218)

Less: Net (loss) income attributable to non-controlling interests	(16,831)	(4,913)	(19,528)	3,316

Net (loss) income attributable to Porter Holding International, Inc. common stockholders	(342,512)	59,881	(894,579)	(309,534)

Other comprehensive (loss) income
Foreign currency translation (loss) income	(5,034)	19,574	14,969	4,860

Total Comprehensive (loss) income	(364,377)	74,542	(899,138)	(301,358)
Less: comprehensive (loss) income attributable to non-controlling interests	(16,380)	(6,275)	(22,104)	3,362

Comprehensive (loss) income attributable to Porter Holding International, Inc. common stockholders	$(347,997)	$80,817	$(877,034)	$(304,720)

Basic and diluted earnings (loss) per share	$- *	$- *	$- *	$- *

Weighted average number of common shares outstanding - basic and diluted	508,110,000	508,110,000	508,110,000	508,110,000

* Less than $0.01 per share

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 and 2019

(Unaudited)

(In U.S. dollars)

	Common stock		Additional		Accumulated other	Non-
	Number		paid-in	Accumulated	comprehensive	controlling	Total
	of shares	Amount	capital	deficit	income (loss)	interests	Deficit
Balance at December 31, 2018	508,110,000	$508,110	$400,561	$(1,626,596)	$93,674	$55,817	$(568,434)

Net (loss) income	-	-	-	(369,415)	-	8,229	(361,186)

Capital contribution	-	-	125,353	-	-	-	125,353

Foreign currency translation adjustment	-	-	-	-	(16,122)	1,408	(14,714)

Balance at March 31, 2019	508,110,000	508,110	525,914	(1,996,011)	77,552	65,454	(818,981)

Net income (loss)	-	-	-	59,881	-	(4,913)	54,968

Foreign currency translation adjustment	-	-	-	-	20,936	(1,362)	19,574

Balance at June 30, 2019	508,110,000	$508,110	$525,914	$(1,936,130)	$98,488	$59,179	$(744,439)

	Common stock		Additional		Accumulated other	Non-
	Number		paid-in	Accumulated	comprehensive	controlling
	of shares	Amount	capital	deficit	income (loss)	interests	Total
Balance at December 31, 2019	508,110,000	$508,110	$1,077,986	$(2,200,932)	$92,800	$182,406	$(339,630)

Net loss	-	-	-	(552,067)	-	(2,697)	(554,764)

Foreign currency translation adjustment	-	-	-	-	23,030	(3,027)	20,003

Balance at March 31, 2020	508,110,000	508,110	1,077,986	(2,752,999)	115,830	176,682	(874,391)

Net loss	-	-	-	(342,512)	-	(16,831)	(359,343)

Foreign currency translation adjustment	-	-	-	-	(5,485)	451	(5,034)

Balance at June 30, 2020	508,110,000	$508,110	$1,077,986	$(3,095,511)	$110,345	$160,302	$(1,238,768)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities
Net loss	$(914,107)	$(306,218)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	26,591	11,944
Impairment on goodwill	33,954	-
Impairment on intangible asset	17,691	-
Gain on disposal of property, plant and equipment	-	(51)
Amortization of operating lease right-of-use assets	150,604	100,915
Bad debt expense	162,831	17,006
Changes in assets and liabilities
Accounts receivable	1,188	(623,243)
Prepayments and other receivables	5,653	(14,653)
Operating lease liabilities	(155,600)	(105,966)
Accounts payable	(4,421)	(91)
Accruals and other payable	97,444	138,927
Deferred revenue	74,991	35,842
Tax payable	(41,359)	28,689
Net cash used in operating activities	(544,540)	(716,899)

Cash flows from investing activities
Purchase of equipment	(1,379)	(1,137)
Purchase of intangible asset	(19,908)	-
Net cash used in investing activities	(21,287)	(1,137)

Cash flows from financing activities
Repayment to related parties	-	(4,422)
Advances from shareholders	1,407,975	3,906,022
Repayment to shareholders	(1,076,193)	(3,355,088)
Net cash provided by financing activities	331,782	546,512

Effect of exchange rates on cash	72,780	(6,883)

Net decrease in cash	(161,265)	(178,407)

Cash at beginning of period	224,733	728,121

Cash at end of period	$63,468	$549,714

Supplemental of cash flow information
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$-
Non-cash financing activities:
Operating lease asset obtained in exchange for operating lease obligation	$-	$1,032,608
Capital contribution	$-	$125,353

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

As of June 30, 2020, the Company has subsidiaries incorporated in countries and jurisdictions including the People’s Republic of China (“PRC”), Hong Kong, and Seychelles As of December 31, 2019, the Company also effectively controls a number of variable interest entities (“VIEs”) through the Primary Beneficiaries, as defined below. The VIEs include:

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries and its variable interest entities. All significant inter-company transactions and balances have been eliminated in consolidation.

The interim unaudited condensed consolidated financial information as of June 30, 2020 and December 31, 2019, and for the three and six months periods ended June 30, 2020 and 2019 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim unaudited condensed consolidated financial information should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, previously filed with the SEC on May 1, 2020.

In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these unaudited condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net loss of $914,107 during the six-month period ended June 30, 2020, resulting in an accumulated deficit of $3,095,511 as of June 30, 2020, and it currently has net working capital deficit of $1,879,005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all.

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

These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of these unaudited condensed consolidation financial statements requires management of the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its condensed consolidated financial statements.

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the Company’s business, and adversely impact its results of operations. During the three months ended June 30, 2020, the Company faced increasing uncertainties around its estimates of revenue collectability and accounts receivable credit losses. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Its estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its unaudited condensed consolidated financial statements.

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

The following financial information of the Company’s consolidated VIEs (including subsidiary of VIEs) is included in the accompanying condensed consolidated financial statements:

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$49,935	$203,037
Accounts receivable, net	842,894	1,021,078
Prepayments and other receivables	89,925	94,116
Due from shareholders	283,082	-
Amount due from the Company and its non-VIE subsidiaries (1)	313,364	205,856
Total current assets	1,579,200	1,524,087

NON-CURRENT ASSETS
Long term rental deposit	63,011	63,946
Long term prepayment	2,695	5,589
Equipment, net	39,792	48,566
Intangible assets, net	238,759	257,141
Operating lease right-of-use assets	728,792	891,733
Goodwill	-	34,297
Total non-current assets	1,073,049	1,301,272

TOTAL ASSETS	$2,652,249	$2,825,359

CURRENT LIABILITIES
Accounts payable	$128,426	$134,798
Accruals and other payables	485,475	99,836
Deferred revenue	358,756	288,330
Tax payable	91,263	134,394
Amounts due to shareholders of the Company	1,925,290	1,618,720
Operating lease liability - current	325,596	323,403
Total current liabilities	3,314,806	2,599,481

NON-CURRENT LIABILITIES
Operating lease liability - non-current	433,960	604,597
TOTAL LIABILITIES	$3,748,766	$3,204,078

(1) Amount due from the Company and its non-VIE subsidiaries consists of intercompany from other non-VIE subsidiaries within the Company.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net revenue	$43,601	$962,833	$420,914	$1,354,531
Net (loss) income	$(242,260)	$128,785	$(707,193)	$(470,552)

	Six months ended June 30,
	2020	2019

Net cash used in operating activities	$(350,296)	$(539,104)
Net cash used in investing activities	(21,287)	(1,137)
Net cash provided by financing activities	220,748	544,084

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

The Company via Porter Consulting earns commissions of $11,145 and $23,595 for the three and six months ended June 30, 2020 respectively, primarily from a third-party payment service provider when China UnionPay card transactions are completed and settled. Commissions of $22,303 and $48,101 for the three and six months ended June 30, 2019 respectively. Revenue related to commissions is recognized in the statement of operation at the time when the underlying transaction is completed.

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

Under ASC Topic 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to perform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. Each phase of consulting services is standalone and fees associated with each phase are usually clearly identified in service agreements. Revenue from providing Phase I and Phase II consulting services to customers is recognized based on the output methods, including surveys of performance completed to date or milestones reached of each phase only when the Company has an enforceable right to payment for performance completed to date. Otherwise, such revenue is recognized at a point in time when services are delivered and accepted by customers. Revenue from providing Phase III consulting services to customers is recognized upon completion of reverse merger transaction or IPO transaction, which is evidenced by filing of 8-K for reverse merger transaction or receipt of effective notice from regulatory agencies for IPO transaction. Revenue that has been billed and not yet recognized is reflected as deferred revenue on the condensed consolidated balance sheets.

Depending on the complexity of the underlying service arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earnings process occurs. Depending on the magnitude of specific revenue arrangements, adjustment may be made to the judgments, assumptions and estimates regarding contracts executed in any specific period. Service income from consulting services, totaled $626 and $306,286 for the three and six months ended June 30, 2020, is recognized when the service is performed. Service income from consulting services, totaled $927,780 and $1,261,010 for the three and six months ended June 30, 2019.

Regarding the trading business, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount as commissions in accordance with ASC 606. When the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenues should be recorded on a gross basis. When the Company is not the primary obligor, does not bear the inventory risk and does not have the ability to establish the price, revenues are recorded on a net basis. The Company determined that it is not the primary obligor in its trading business. For the three and six months ended June 30, 2020, the Company recognized a net revenue of $nil and $11,928, when control of the products has transferred, being at the point the products are delivered to the customer and the customer has accepted the products, and there is no unfulfilled obligation that could affect the customer’s acceptance of the products. For the three and six months ended June 30, 2019, the Company recognized a net revenue of $22,534 and $31,666.

Starting from the first quarter of 2019, the Company, via PPBGL, Maihuolang E-commerce and Porter Commercial, provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels and promotion strategy, and capital market operation, via live and online sessions. Under ASC Topic 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to perform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The fees associated with the course of training sessions are clearly identified in service agreements. Training service revenue is recognized at the time when the training sessions stipulated in the contract are completed. The Company recognized $11,865 and $89,643 for the three and six months ended June 30, 2020. The Company recognized $126 and $308,243 for the three and six months ended June 30, 2019.

Practical expedients and exemption

The company has not incurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

Revenue by major product line

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2020	2019	2020	2019

Investment and corporate management consulting services	$626	$927,780	$306,286	$1,261,010
Training service	11,865	126	89,643	308,243
Third-party payment service	11,145	22,303	23,595	48,101
Trading business	-	22,534	11,928	31,666
Others	20,031	12,750	39,481	45,419
	$43,667	$985,493	$470,933	$1,694,439

Revenue by recognition over time vs point in time

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2020	2019	2020	2019

Revenue by recognition over time	$626	$927,780	$306,286	$1,261,010
Revenue by recognition at a point in time	43,041	57,713	164,647	433,429
	$43,667	$985,493	$470,933	$1,694,439

Revenue by gross vs net

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2020	2019	2020	2019

Revenue by gross	$43,667	$962,959	$459,005	$1,662,773
Revenue by net	-	22,534	11,928	31,666
	$43,667	$985,493	$470,933	$1,694,439

Executed contracts with fixed-price terms

	June 30, 2020
	Contract Amount	Future Estimated Revenue

Investment and corporate management consulting services	$28,156,135	$22,475,135

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2020	RMB7.0651 to $1	HKD7.7501 to $1
December 31, 2019	RMB6.9618 to $1	HKD7.7894 to $1

Income statement and cash flows items
For the six-month period ended June 30, 2020	RMB7.0322 to $1	HKD7.7608 to $1
For the six-month period ended June 30, 2019	RMB6.7836 to $1	HKD7.8428 to $1
For the three-month period ended June 30, 2020	RMB7.0841 to $1	HKD7.7510 to $1
For the three-month period ended June 30, 2019	RMB6.8195 to $1	HKD7.8399 to $1

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net (loss) income attributable to Porter Holding International, Inc.	$(342,512)	$59,881	$(894,579)	$(309,534)

Weighted average number of common shares outstanding - basic and diluted	508,110,000	508,110,000	508,110,000	508,110,000

Basic and diluted loss per share	$-	$-	$-	$-

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

As of June 30, 2020 and December 31, 2019, the Company had no investments in financial instruments.

Goodwill

The Company allocates goodwill from business combinations to reporting units based on the expectation that the reporting unit is to benefit from the business combination. The Company evaluates its reporting units on an annual basis and, if necessary, reassigns goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

Application of the goodwill impairment test requires judgments, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and the determination of the fair value of each reporting unit. The Company first assesses qualitative factors to determine whether it is more likely than not that goodwill is impaired. If the more likely than not threshold is met, the Company performs a quantitative impairment test.

As of June 30, 2020 and December 31, 2019, the Company performed goodwill impairment testing. Base on the impairment test result per the fact that the considerations to be received for the disposal of 57% ownership of Maihuolang E-Commerce in July 2020 was lower than the related net carrying value, the Company fully impaired the goodwill of $33,954 as of June 30, 2020.

Impairment for long-lived assets

Long-lived assets, including property and equipment with finite lives and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recover-ability of the assets based on the non-discounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

As of June 30, 2020 and December 31, 2019, $17,609 and $nil of impairment of intangible assets was recognized, respectively. Since the considerations to be received for the disposal of 57% ownership of Maihuolang E-Commerce in July 2020 was lower than the related net carrying value, impairment was made to the intangible assets, on top of the full impairment of goodwill.

Apart from intangible assets, the Company recognized no impairment loss for other long-lived assets as of June 30, 2020 and December 31, 2019.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets.

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

The Company recognized no impairment of ROU as of June 30, 2020 and December 31, 2019.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the condensed consolidated balance sheets.

Recent Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Adopted

In May 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this ASU address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for the Company for fiscal year beginning after December 15, 2022. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements and related disclosures.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

In December 2019, the FASB issued ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company's unaudited condensed consolidated financial statements and related disclosures.

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	June 30, 2020	December 31, 2019

Billed	$61,303	$61,303
Unbilled	842,894	1,021,078
Accounts receivable	904,197	$1,082,381
Less: allowance for doubtful accounts	(3,065)	(3,065)
	$901,132	$1,079,316

The following table sets forth the movement of allowance for doubtful accounts:

	June 30, 2020	December 31, 2019

Beginning	$3,065	$-
Additions	162,831	476,694
Write off	(162,831)	(470,696)
Exchange rate difference	-	(2,933)
Balance	$3,065	$3,065

During May and June 2020, the Company encountered further uncertainties of collectability due to impact of COVID-19, and hence took legal action in attempt to recover the accounts receivables. As such, for the three and six months ended June 30, 2020, the Company wrote off $nil and $162,831 of uncollectible accounts receivable, respectively.

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	June 30, 2020	December 31, 2019

Prepayments	$29,211	$53,998
Deposits	10,616	-
Others	50,229	40,163
	$90,056	$94,161

6.	EQUIPMENT, NET

Equipment, net consist of the following:

	June 30, 2020	December 31, 2019

Office and computer equipment	$169,335	$170,455
Less: Accumulated depreciation	(128,395)	(120,519)
	$40,940	$49,936

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

Depreciation expenses charged to the statements of operations for the six months ended June 30, 2020 and 2019 were $9,683 and $9,938, respectively. Depreciation expenses charged to the statements of operations for the three months ended June 30, 2020 and 2019 were $4,734 and $4,953, respectively. Gain on disposal of property, plant and equipment for the six months ended June 30, 2020 and 2019 were $nil and $51, respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	June 30, 2020	December 31, 2019

Software copyright	$249,961	$233,560
Domain names and trademarks	45,483	46,158
Intangible asset	295,444	279,718
Less:
Accumulated amortization	(39,076)	(22,577)
Impairment	(17,609)	-
	$238,759	$257,141

Amortization charged to the statements of operations for the six months period ended June 30, 2020 and 2019 were $16,908 and $2,006, respectively. Amortization charged to the statements of operations for the three months period ended June 30, 2020 and 2019 were $8,425 and $997, respectively.

As of June 30, 2020 and December 31, 2019, $17,609 and $nil of impairment of intangible assets was recognized, respectively.

8.	GOODWILL

The changes in the carrying amount of goodwill are as follows:

Maihuolang E-commerce
Balance as of December 31, 2019	$34,297
Goodwill acquired through acquisitions	-
Impairment	(33,954)
Foreign currency translation adjustment	(343)
Balance as of June 30, 2020	$-

As of June 30, 2020, the Company fully impaired the goodwill of $33,954.

9.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	June 30, 2020	December 31, 2019

Salary payables	$95,961	$69,557
Refund to third parties	306,436	-
Accrued professional fees	19,778	19,778
Accrued rental expenses	74,090	8,868
Others	10,758	22,489
	$507,023	$120,692

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

10.	BALANCES WITH RELATED PARTIES

	Note	June 30, 2020	December 31, 2019
Due from shareholders
Mr. Zongjian Chen and Ms. Xiaomei Xiong (wife of Mr. Zongjian Chen)	(a)	$283,082	$-

Due to related parties
Mr. Kezhan Ma	(b)	$1,090	$1,106

Due to shareholders
Mr. Zonghua Chen (the Company’s Chairman, Chief Executive Officer, Chief Financial Officer and President)		$1,590,589	$1,284,061
Mr. Zongjian Chen (brother of Mr. Zonghua Chen)		185,692	149,090
		$1,776,281	$1,433,151

(a)	On April 13, 2020, Henan Longji Real Estate Development Co., Ltd. (“Longji Real Estate”) filed an action against Porter E-Commerce, Zongjian Chen and Xue’an Yan related to certain loan of RMB 2 million (approximately $283,082) which loan occurred before Porter E-Commerce merged with the Company. On May 10, 2020, Porter E-Commerce, Zongjian Chen, Xue’an Yan and Longji Real Estate reached a settlement under which Porter E-Commerce agreed to pay off the loan principal of RMB 2 million in two installments before June 30, 2021 and interest accrued on unpaid principal since January 1, 2020 at a rate of 6% per annum. In addition, under the settlement, Zongjian Chen and Xue’an Yan, the two original shareholders of Porter E-Commerce agreed to be severally and jointly liable for the payoff of the principal and interest of the loan. Porter E-Commerce, Zongjian Chen and Xue’an Yan were also jointly liable for the litigation costs of RMB11,400 (approximately $1,614).
(b)	Mr. Kezhan Ma is a 38% minority shareholder of Maihuolang E-commerce.

All the above balances are due on demand, interest-free and unsecured. The Company used the funds for its operations. For the six months ended June 30, 2020, the Company had transactions amounted $1,407,975 from shareholders and $1,076,193 to shareholders, comparing to $3,906,022 from shareholders and $3,355,088 to shareholders for the same period in 2019. For the six months ended June 30, 2020, the Company had transactions amounted $nil from and to related parties, comparing to $4,422 to related parties for the same period in 2019.

11.	INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

ULNV is incorporated in the State of Nevada and is subject to the U.S. federal tax and has incurred net operating loss for income tax purposes through June 30, 2020. As of June 30, 2020, future net operating losses of approximately $45,437 from ULNV are available to offset future taxable income. Accumulated deficit as of June 30, 2020 and December 31, 2019 was approximately $3.1 million and $2.2 million, respectively.

The 2017 Tax Act created a new requirement that, for the periods beginning after January 1, 2018, certain income (referred to as global intangible low taxed income or “GILTI”) earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations must be included in U.S. taxable income. The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules – the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes – the deferred method. The Company elected to account for GILTI in the period the tax is incurred. The Company did not generate any GILTI during the six months period ended June 30, 2020.

PGL is registered as an international business company and is exempted from corporation tax in Seychelles.

PPBGL is subject to Hong Kong profits tax rate of 16.5%. For the six-month period ended June 30, 2020, it did not have any assessable profits arising in or derived from Hong Kong and accordingly no provision for Hong Kong profits tax was made. For the six-month period ended June 30, 2020, it generated $158,488 of net loss. For the six-month period ended June 30, 2019, it generated $337,108 of net income and $44,657 tax expenses accrued accordingly.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

PRC Tax

The Company’s subsidiary and consolidated VIEs in China are subject to corporate income tax (“CIT”) at 25% for the six-month period ended June 30, 2020 and 2019. As of June 30, 2020, the Company had approximately $3.5 million of net operating loss carried forward from the foreign subsidiaries which will expire in various years through 2025.

The Ministry of Finance (“MOF”) and State Administration of Taxation (“SAT”) on January 17, 2019 jointly issued Cai Shui 2019 No. 13. This clarified that from January 1, 2019 to December 31, 2021, eligible small enterprises whose taxable income falls under RMB1,000,000 (previously RMB500,000), may pay CIT on 25% of their whole income at a rate of 20% (i.e., effective rate is 5%).

A reconciliation of the income tax expense determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Loss)/Profit before income taxes	$(359,343)	$40,393	$(914,107)	$(260,488)
United States statutory income tax rate	21%	21%	21%	21%
Income tax (benefit)/expense computed at statutory corporate income tax rate	(75,462)	8,483	(191,962)	(54,702)
Reconciling items:
Effect of different tax jurisdictions	15,551	(122,316)	(15,829)	(121,236)
Non-deductible expenses	23,492	(73,446)	76,189	36,875
Change in valuation allowance	36,419	172,704	131,602	184,793
Income tax (benefit) expense	$-	$(14,575)	$-	$45,730

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2020 and December 31, 2019 are presented below

	June 30, 2020	December 31, 2019

Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$9,542	$9,542
- Hong Kong	28,398	2,504
- PRC	875,066	586,509
	913,006	598,555
Less: Valuation allowance	(913,006)	(598,555)
Acquisition:
- PRC	-	182,849
Less: Valuation allowance	-	(182,849)
	$-	$-

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

The Company’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the six months ended June 30, 2020 and 2019, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $11,263 and $24,977, respectively, to these funds. For the three months ended June 30, 2020 and 2019, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $4,075 and $12,775, respectively, to these funds.

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

The Company subleases certain office space to a third party that has a remaining term of less than 12 months.

The following table provides a summary of leases by balance sheet location as of June 30, 2020:

Assets/liabilities	June 30, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	$728,792	$891,733

Liabilities
Operating lease liability - current	$325,596	$323,403
Operating lease liability - non-current	433,960	604,597
Total lease liabilities	$759,556	$928,000

The operating lease expenses were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2020	2019	2020	2019
Operating lease cost	General and administrative expenses	$91,684	$69,710	$184,788	$140,230

Maturities of operating lease liabilities at June 30, 2020 were as follows:

Maturity of Lease Liabilities	Operating Leases
12 months ending June 30,
2021	$374,281
2022	278,986
2023	185,990
Total lease payments	839,257
Less: interest	(79,701)
Present value of lease payments	$759,556

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

Lease liabilities include lease and non-lease component such as management fee.

Future minimum lease payments, which do not include the non-lease components, as of June 30, 2020 were as follows:

12 months ending June 30,
2021	$290,241
2022	213,850
2023	142,567
Total	$646,658

Lease Term and Discount Rate	June 30, 2020
Weighted-average remaining lease term (years)
Operating leases--- Shenzhen Development Center, 36/F, LuoHu, Shenzhen	2.67
Operating leases--- Room 02,20/F,Saixi Technology Building, Nanshan, Shenzhen	0.92

Weighted-average discount rate (%)
Operating leases	8%

14.	CONCENTRATIONS AND CREDIT RISK

(a)	Concentrations

In the three months ended June 30, 2020, no customer accounted for over 10% of the Company’s revenues, respectively. In the six months ended June 30, 2020, two customers accounted for 65% and 11% of the Company’s revenues, respectively.

In the three months ended June 30, 2019, three customers accounted for 29%, 22% and 18% of the Company’s revenues, respectively. In the six months ended June 30, 2019, four customers accounted for 18%, 17%, 15% and 14% of the Company’s revenues, respectively.

No other customer accounts for more than 10% of the Company’s revenue in the three and six months ended June 30, 2020 and 2019.

As of June 30, 2020, three customers accounted for 75% of the Company’s accounts receivable. As of December 31, 2019, four customers accounted for 86% of the Company’s accounts receivable.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of June 30, 2020, and December 31, 2019, substantially all of the Company’s cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

15.	CONTINGENCIES

During May 2020, a claim was filed against Porter E-Commerce related to a debt dispute of RMB 2 million (approximately $283,082) whereas the debt took place before its merger with the Company. The two original shareholders of Porter E-Commerce guaranteed to settle the related principal, interest and penalty. If the amount would not be settled by the two original shareholders, Porter E-Commerce will be held responsible for this debt settlement.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

16.	SUBSEQUENT EVENT

On July 15, 2020, Porter E-Commerce entered into an Equity Transfer Agreement (the “Agreement”) with Mr. Kezhan Ma, whereby Porter E-Commerce transferred its 57% equity interests in Maihuolang E-Commerce to Mr. Kezhan Ma, for cash consideration of RMB 650,000 (approximately $92,002) which amount is payable in one-time payment within eight months of the filing of the equity transfer with the local Business Registration agency. The disposal of Maihuolang E-Commerce was not considered significant nor strategic shifts on the Company’s operations, and the related assets and liabilities were not separately presented as discontinued operations as per ASC 205-20-45-1E.

The Company has analyzed its operations subsequent to June 30, 2020 to the date these condensed consolidation financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these condensed consolidated financial statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of Porter Holding International, Inc., a Nevada corporation, and its consolidated subsidiaries and variable interest entities;
●	“PGL” are to Porter Group Limited, a Republic of Seychelles company and our wholly-owned subsidiary;
●	“PPBGL” are to Porter Perspective Business Group Limited, a Hong Kong company and wholly-owned subsidiary of PGL;
●	“Qianhai Porter” are to Shenzhen Qianhai Porter Industrial Co. Ltd., a PRC company and wholly-owned subsidiary of PPBGL;
●	“Portercity” are to Shenzhen Portercity Investment Management Co. Ltd., a PRC company;
●	“Porter E-Commerce” are to Shenzhen Porter Warehouse E-Commerce Co. Ltd., a PRC company and wholly-owned subsidiary of Portercity;
●	“Porter Consulting” are to Shenzhen Yihuilian Information Consulting Co. Ltd., a PRC company and wholly-owned subsidiary of Portercity;
●	“Porter Commercial” are to Shenzhen Porter Commercial Perspective Network Co., Ltd., a PRC company and wholly-owned subsidiary of Portercity;
●	“Weifang Portercity” are to Weifang Porter City Commercial Management Company Limited, a PRC company and a 60% owned subsidiary of Portercity;
●	“Maihuolang E-Commerce” are to Shenzhen Qianhai Maihuolang E-Commerce Co., Ltd., a PRC company and a 57% owned subsidiary of Porter E-Commerce until July 15, 2020;
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

Overview

We were incorporated in the State of Nevada on September 5, 2013. Our original business plan was to sell freshly squeezed juices from mobile stands in London, United Kingdom, but this business was not successful and we did not generate any revenue from this business. Since 2016, through our VIE entity, Porter Consulting, we have partnered with China Payment Technology Co., Ltd., a third-party online payment service provider (“China Payment”) to promote China Payment’s online payment platform to companies and businesses in Shenzhen and in return share a portion of the processing fees earned by China Payment as commission. Porter Consulting also partners with Shenzhen Xinghua Tongfu Technology Co., Ltd., a third-party online payment service provider (“Shenzhen Tongfu”), whereby Porter Consulting agreed to promote Shenzhen Tongfu’s online payment platform, including the Point of Sale (POS) system, to companies and businesses in China and in return obtain a certain amount of commission based on the volume of trading through such online payment platform.

Moreover, we have been developing our O2O (Online to Offline) business by serving as an O2O business platform operator that provides both online E-commerce and offline physical business facilities to our merchant customers where they can conduct business and interact with their existing and potential end-consumers face to face. Our goal is to provide one-stop services for our customers through our integrated online and offline platforms. As described fully below, we are developing and offering our O2O products and services including hosting our online marketplaces (www.pt37.com and www.17yugo.com) for our merchant clients to post and sell their products and services online and managing and operating physical business facilities, Porter City, that our online merchant clients can utilize to conduct their businesses offline. We currently focus on merchant clients who are engaged in manufacturing, real estate, trade and financing sectors. In the future, we intend to expand our merchant client base to industries of big data, new materials, new energy, green food and environment protection.

According to the development demands and goals of our customers, in 2018, we started to offer a series of services such as business planning, financial guidance, business matching and guidance for listing primarily in the United States. At present, in our customer pool, many small and medium-sized enterprises have gained certain public awareness. They are seeking the potential advantages of being a listed company and striving for obtaining the recognition of international capital to accelerate their corporate expansion. However, many enterprises may not be familiar with the listing requirements, laws and regulations of different capital markets, and the process of obtaining financing from overseas markets.

In order to help our customers who intend to access overseas capital markets, we have a team of experienced professionals who have professional knowledge of the listing rules and regulations of various capital markets. We capitalize on our expertise and resources in the capital markets to assist these customers to achieve their goals.

Starting from the first quarter of 2019, we via PPBGL provide various training services to our clients, primarily those related to e-commerce platform operation, expansion of channels and promotion strategies, via live and online sessions.

During the first half of 2020, the COVID-19 pandemic has caused economic slowdowns, depressed demand for the Company’s services, and adversely impacted the Company’s operating results. The Company’s revenue decreased by $1,223,506, or 72.21% for the six months of 2020, compared to $1,694,439 for the same period of 2019. Therefore, the Company changed to require upfront cash payments prior to performing certain consulting services, in order to enhance collection of accounts receivable. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19.

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

The following table sets forth key components of our results of operations during the three months ended June 30, 2020 and 2019, both in dollars and as a percentage of our revenue.

	Three Months Ended June 30,
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$43,667	100.00	$985,493	100.00
Cost of revenue	(5,830)	(13.35)	(273,845)	(27.79)
Gross profit	37,837	86.65	711,648	72.21
Operating expenses
General and administrative expenses	(398,461)	(912.50)	(673,669)	(68.36)
(Loss) income from operations	(360,624)	(825.85)	37,979	3.85
Other income	1,281	2.93	2,414	0.24
Net (loss) income before income taxes	(359,343)	(822.92)	40,393	4.10
Income tax benefits	-	-	14,575	1.48
Net (loss) income	$(359,343)	(822.92)	$54,968	5.58
Less: Net loss attributable to non-controlling interests	(16,831)	(38.55)	(4,913)	(0.50)
Net (loss) income attributable to Porter Holding International Inc. common stockholders	$(342,512)	(784.37)	$59,881	6.08

Revenue, net. Our revenue was $43,667 for the three months ended June 30, 2020, compared to $985,493 for the same period last year. Starting from the second quarter of 2018, we commenced providing various consulting services to our customers, especially those who have the intention to be publicly listed primarily on the stock exchanges in the United States, and we received service income from the provision of these consulting services totaled $626 and $927,780 for the three months ended June 30, 2020 and 2019. The significant decrease was mainly attributable to the impacts of COVID-19 and depressed market demand. Moreover, starting from 2019, the Company provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels, promotion strategy and capital market operation, via live and online sessions. The service income from providing training services totaled $11,865 and $126 for the three months ended June 30, 2020 and 2019. Through Porter Consulting we also have promoted the payment service of third-party payment service providers to merchants in Shenzhen and in return share a portion of the processing fees earned by such third-party payment service providers as commission. Our commission totaled $11,145 and $22,303 for the three months ended June 30, 2020 and 2019, respectively. The approximately 50% decline in commission for the second quarter of 2020 was also the result of the COVID-19 pandemic and nationwide economic slowdowns. Revenues of $nil and $22,534 were generated from trading business for the three months ended June 30, 2020 and 2019, respectively. Revenue of others were $20,031 and $12,750 for the three months ended June 30, 2020 and 2019, respectively.

Due to the impact of COVID-19, the Company, starting from the first quarter of 2020, determines to require upfront payments prior to performing investment and corporate management consulting services in order to ensure collection of service fees.

Cost of revenue.  Our cost of revenue was $5,830 for the three months ended June 30, 2020, compared to $273,845 for the same period last year. Cost of revenue refers to the cost incurred in performing consulting services, third-party payment service and other business. The cost of consulting service arises from shell acquisitions, and legal and accounting advisory service outsourced to third-party service providers. The decrease of cost of revenue is in line with the decrease of revenue.

Gross profit and gross margin. Our gross profit was $37,837 for the three months ended June 30, 2020, compared to $711,648 for the same period last year. Gross profit as a percentage of revenue (gross margin) was 86.65% for the three months ended June 30, 2020, compared to 72.21% for the same quarter last year. The decrease of gross profit was mainly due to the decrease of business demand and suspension of business as a result of the impacts of COVID-19.

General and administrative expenses. As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations.  Our general and administrative expenses decreased by $275,208 to $398,461 for the three months ended June 30, 2020, compared to $673,669 for the same period in 2019. Salary and staff benefits decreased $209,428 due to the reduction of the basic salary as a result of fewer working days than usual as employees had to stay at home caused by COVID-19 since the beginning of 2020. Besides, there was a decrease of legal and professional fees by $85,814, compared to corresponding period in prior year. Moreover, a total of $51,645 of impairment related to the goodwill and intangible assets of Maihuolang E-Commerce was recognized for the three months ended June 30, 2020.

	Three months ended June 30,
	2020		2019		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and staff benefits	$104,293	26.17	$313,721	46.57	$(209,428)	(66.76)
Lease and management fee	93,157	23.38	71,298	10.58	21,859	30.66
Legal and professional fees	122,216	30.67	208,030	30.88	(85,814)	(41.25)
Depreciation and amortization	13,029	3.27	5,950	0.88	7,079	118.97
Bad debt (recovery) provision	(1,251)	(0.31)	23,103	3.43	(24,354)	(105.41)
Impairment	51,645	12.96	-	-	51,645	-
Others	15,372	3.86	51,567	7.66	(36,195)	(70.19)
Total general and administrative expenses	$398,461	100.00	$673,669	100.00	$(275,208)	(40.85)

Income tax benefit. Our Income tax expense was $nil for the three months ended June 30, 2020, compared to income tax benefit $14,575 for the same period last year.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $359,343 for the three months ended June 30, 2020, compared with a net income of $54,968 for the same period in 2019.

Comparison of Six Months Ended June 30, 2020 and 2019

The following table sets forth key components of our results of operations during the six months ended June 30, 2020 and 2019, both in dollars and as a percentage of our revenue.

	Six Months Ended June 30,
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$470,933	100.00	$1,694,439	100.00
Cost of revenue	(379,804)	(80.65)	(799,418)	(47.18)
Gross profit	91,129	19.35	895,021	52.82
Operating expenses
General and administrative expenses	(1,026,535)	(217.98)	(1,163,092)	(68.64)
Loss from operations	(935,406)	(198.63)	(268,071)	(15.82)
Other income	21,299	4.52	7,583	0.45
Loss before income taxes	(914,107)	(194.11)	(260,488)	(15.37)
Income tax expense	-	-	(45,730)	(2.70)
Net loss	$(914,107)	(194.11)	$(306,218)	(18.07)
Less: Net (loss) income attributable to non-controlling interests	(19,528)	(4.15)	3,316	0.20
Net loss attributable to Porter Holding International Inc. common stockholders	(894,579)	(189.96)	(309,534)	(18.27)

Revenue, net. Our revenue was $470,933 for the six months ended June 30, 2020, compared to $1,694,439 for the same period last year. Starting from the second quarter of 2018, we commenced providing various consulting services to our customers, especially those who have the intention to be publicly listed primarily on the stock exchanges in the United States, and we received service income from the provision of these consulting services totaled $306,286 and $1,261,010 for the six months ended June 30, 2020 and 2019, respectively. The significant decrease of revenue in the first six months of 2020 was mainly attributable to the impacts of COVID-19 and depressed market demand. Starting from 2019, the Company provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels, promotion strategy and capital market operation, via live and online sessions. The service income from providing training services totaled $89,643 and $308,243 for the six months ended June 30, 2020 and 2019. Through Porter Consulting we have also promoted the payment service of third-party payment service providers to merchants in Shenzhen and in return share a portion of the processing fees earned by such third-party payment service providers as commission. Our commission totaled $23,595 and $48,101 for the six months ended June 30, 2020 and 2019, respectively. The approximately 50% decline in commission for the first half of 2020 was also the result of the COVID-19 pandemic and nationwide economic slowdowns. Revenues of $11,928 and $31,666 were generated from trading business for the six months ended June 30, 2020 and 2019, respectively. Revenue of others were $39,481 and $45,419 for the three months ended June 30, 2020 and 2019, respectively.

Cost of revenue.  Our cost of revenue was $379,804 for the six months ended June 30, 2020, compared to $799,418 for the same period last year. Cost of revenue refers to the cost incurred in performing consulting services, third-party payment service and other business. The cost of consulting service arises from shell acquisitions, and legal and accounting advisory service outsourced to third-party service providers. The decrease of cost of revenue in the six months ended June 30, 2020 is in line with the decrease of revenue.

Gross profit and gross margin. Our gross profit was $91,129 for the six months ended June 30, 2020, compared to $895,021 for the same period last year. Gross profit as a percentage of revenue (gross margin) was 19.35% for the six months ended June 30, 2020, compared to 52.82% for the same quarter last year. The decrease of gross profit was mainly due to the decrease of business demand and suspension of business process as a result of the impacts of COVID-19.

General and administrative expenses. As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $136,557 to $1,026,535 for the six months ended June 30, 2020, compared to $1,163,092 for the same period in 2019. Decrease was mainly due to $162,831 of allowance for doubtful accounts reserved during the six months ended June 30, 2020. Due to the impact of COVID-19, the Company encountered further uncertainties in accounts collectability during July and August 2020, and hence brought legal actions in attempt to recover the accounts receivable. This led to addition of allowance for doubtful accounts. Besides, there was a decrease of legal and professional fees and an increase of lease and management fee by $14,111 and $44,588, respectively, compared to corresponding period in prior year. On the other hand, salary and staff benefits decreased $329,756 due to the reduction of the basic salary as a result of fewer working days than usual as employees had to stay at home caused by COVID-19 since the beginning of 2020. Moreover, a total of $51,645 of impairment related to the goodwill and intangible assets of Maihuolang E-Commerce was recognized for the six months ended June 30, 2020.

	Six months ended June 30,
	2020		2019		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and staff benefits	$296,499	28.88	$626,255	53.84	$(329,756)	(52.66)
Lease and management fee	187,760	18.29	143,172	12.31	44,588	31.14
Legal and professional fees	267,067	26.02	281,178	24.18	(14,111)	(5.02)
Depreciation and amortization	26,591	2.59	11,944	1.03	14,647	122.63
Bad debt provision	162,831	15.86	17,006	1.46	145,825	857.49
Impairment	51,645	5.03	-	-	51,645	-
Others	34,142	3.33	83,537	7.18	(49,395)	(59.13)
Total general and administrative expenses	$1,026,535	100.00	$1,163,092	100.00	$(136,557)	(11.74)

Income tax expense. Our Income tax expense was $nil for the six months ended June 30, 2020, compared to income tax expense $45,730 for the same period last year.

Net loss. As a result of the cumulative effect of the factors described above, our net loss increased by $607,889 to $914,107 for the six months ended June 30, 2020 from $306,218 for the same period in 2019.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us on which to base an evaluation of our performance. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the development of a new business enterprise, including limited capital resources, a narrow client base, limited sources of revenue, and possible cost overruns due to the price and cost increases in supplies and services.

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

Currently, we spend approximately $200,000 per month for basic operations. During the next 12 months, we expect to incur the same amount of expenses each month. However, as we work to expand our operations, we expect to incur significant research, marketing and development costs and expenses on our online service platforms that meet the constantly evolving industry standards and consumer demands. We will also need to hire additional employees in order to provide new services and accommodate new clients.

Liquidity and Capital Resources

Working Capital

	June 30, 2020	December 31, 2019
Current Assets	$1,337,738	$1,398,210
Current Liabilities	3,216,743	2,435,885
Working Capital Deficiency	$(1,879,005)	$(1,037,675)

As of June 30, 2020, we had cash of $63,468. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Going Concern Uncertainties

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net loss of $914,107 during the six months ended June 30, 2020, resulting in an accumulated deficit of $3,095,511 as of June 30, 2020, and we currently have net working capital deficit of $1,879,005. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. We may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. Our sources of capital in the past have included borrowings from our stockholders and related parties. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to generate profitable operations and/ or obtaining the necessary financing, we may be forced to curtail operations.

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(544,540)	$(716,899)
Net cash used in investing activities	(21,287)	(1,137)
Net cash provided by financing activities	331,782	546,512
Effect of exchange rate changes on cash	72,780	(6,883)
Net decrease in cash	(161,265)	(178,407)
Cash at the beginning of period	224,733	728,121
Cash at the end of period	$63,468	$549,714

Operating Activities

Net cash used in operating activities was $544,540 for the six months ended June 30, 2020, as compared to $716,899 net cash used in operating activities for the six months ended June 30, 2019. The net cash used in operating activities for the six months ended June 30, 2020 was mainly due to our net loss of $914,107, an increase in operating lease liability of $155,600 and tax payable of $41,359, partially offset by the decrease in accruals and other payables of $97,444 and deferred revenue of $74,991. The net cash used in operating activities for the six months ended June 30, 2019 was mainly due to our net loss of $306,218, an increase in accounts receivable of $623,243 and a decrease in operating lease liability of $105,966, partially offset by the increase in accruals and other payables of $138,927.

Investing Activities

Net cash used in investing activities was $21,287 for the six months ended June 30, 2020, as compared to $1,137 net cash used in investing activities for the six months ended June 30, 2019. The net cash used in investing activities for the six months ended June 30, 2020 was attributable to the purchase of $1,379 of equipment and $19,908 of intangible assets, compared to the purchase of $1,137 of equipment in the six months ended June 30, 2019.

Financing Activities

Net cash provided by financing for the six months ended June 30, 2020 was $331,782, as compared to $546,512 for the six months ended June 30, 2019. For the six months ended June 30, 2020, we obtained advances of $1,407,975 from shareholders and repaid $1,076,193 to shareholders. During the six months ended June 30, 2019, we obtained advances of $3,906,022 from shareholders and repaid $3,355,088 to shareholders.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of June 30, 2020:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts due to shareholders	$1,776,281	$1,776,281	$-	$-	$-
Amount due to related parties	1,090	1,090	-	-	-
Leases	646,658	290,241	356,417	-	-
Total	$2,424,029	$2,067,612	$356,417	$-	$-

We believe that our current cash and financing from our existing stockholders are adequate to support operations for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our business or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Capital Expenditures

We incurred capital expenditures of $21,287 and $1,137 for the six months ended June 30, 2020 and 2019, respectively.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer.  Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2020 due to the following material weaknesses that our management identified in our internal control over financial reporting as of June 30, 2020:

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our condensed consolidation financial statements as of and for the period ended June 30, 2020 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Other than the legal proceedings set forth below, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results:

On April 13, 2020, Henan Longji Real Estate Development Co., Ltd. (“Longji Real Estate”) filed an action against Porter E-Commerce, Zongjian Chen and Xue’an Yan related to certain loan of RMB 2 million (approximately $283,082) which loan occurred before Porter E-Commerce merged with the Company. On May 10, 2020, Porter E-Commerce, Zongjian Chen, Xue’an Yan and Longji Real Estate reached a settlement under which Porter E-Commerce agreed to pay off the loan principal of RMB 2 million in two installments before June 30, 2021 and interest accrued on unpaid principal since January 1, 2020 at a rate of 6% per annum. In addition, under the settlement, Zongjian Chen and Xue’an Yan, the two original shareholders of Porter E-Commerce agreed to be severally and jointly liable for the payoff of the principal and interest of the loan. Porter E-Commerce, Zongjian Chen and Xue’an Yan were also jointly liable for the litigation costs of RMB11,400 (approximately $1,614).

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

Date: August 14, 2020

PORTER HOLDING INTERNATIONAL, INC.

By:	/s/ Zonghua Chen
Zonghua Chen
Chief Executive Officer and Chief Financial Officer