Form 10-Q
period 2020-09-30
Porter Holding International, Inc.
filed 2020-11-23
CIK 1605810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 20, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	508,110,000

PORTER HOLDING INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED)

PORTER HOLDING INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In U.S. dollars)

	September 30, 2020	December 31, 2019

ASSETS
CURRENT ASSETS
Cash	$34,621	$224,733
Accounts receivable, net of $307,416 and $3,065 allowance for doubtful accounts as of September 30, 2020 and December 31, 2019, respectively	591,397	1,079,316
Due from shareholders	306,130	-
Prepayments and other receivables	57,458	94,161
Total current assets	989,606	1,398,210

NON-CURRENT ASSETS
Long-term rental deposits	37,088	63,946
Long-term prepayments	5,938	5,589
Equipment, net	39,381	49,936
Intangible assets, net	24,400	257,141
Operating lease right-of-use assets	611,613	891,733
Goodwill	-	34,297
Total non-current assets	718,420	1,302,642

TOTAL ASSETS	$1,708,026	$2,700,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$131,873	$134,798
Accruals and other payables	491,898	120,692
Deferred revenue	346,123	288,330
Taxes payable	91,852	134,405
Amounts due to shareholders	1,904,212	1,433,151
Amounts due to related parties	-	1,106
Operating lease liabilities – current	248,403	323,403
Total current liabilities	3,214,361	2,435,885

NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	387,599	604,597
TOTAL LIABILITIES	3,601,960	3,040,482

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 750,000,000 shares authorized, 508,110,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	508,110	508,110
Additional paid-in capital	1,128,241	1,077,986
Accumulated deficit	(3,642,863)	(2,200,932)
Accumulated other comprehensive income	36,185	92,800
Total Porter Holding International, Inc. stockholders’ deficit	(1,970,327)	(522,036)

Non-controlling interests	76,393	182,406
Total stockholders’ deficit	(1,893,934)	(339,630)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,708,026	$2,700,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

REVENUE, NET	$58,794	$367,553	$529,727	$2,061,992

COST OF REVENUE	(11,570)	(243,240)	(391,374)	(1,042,658)

GROSS PROFIT	47,224	124,313	138,353	1,019,334

TOTAL OPERATING EXPENSES	(604,678)	(455,244)	(1,631,213)	(1,618,336)

LOSS FROM OPERATIONS	(557,454)	(330,931)	(1,492,860)	(599,002)

TOTAL OTHER INCOME, NET	6,927	31,822	28,226	39,405

NET LOSS BEFORE TAXES	(550,527)	(299,109)	(1,464,634)	(559,597)

Income tax benefit (expense)	-	1,968	-	(43,762)

NET LOSS	(550,527)	(297,141)	(1,464,634)	(603,359)

Less: Net (loss) income attributable to non-controlling interests	(3,175)	44	(22,703)	3360

Net loss attributable to Porter Holding International, Inc. common stockholders	(547,352)	(297,185)	(1,441,931)	(606,719)

Other comprehensive (loss) income
Foreign currency translation (loss) income	(70,173)	41,242	(55,204)	46,102

Total Comprehensive loss	(620,700)	(255,899)	(1,519,838)	(557,257)
Less: comprehensive income (loss) attributable to non-controlling interests	812	(2,262)	(21,292)	1,100

Comprehensive loss attributable to Porter Holding International, Inc. common stockholders	$(621,512)	$(253,637)	$(1,498,546)	$(558,357)

Basic and diluted loss per share	$- *	$- *	$- *	$- *

Weighted average number of common shares outstanding - basic and diluted	508,110,000	508,110,000	508,110,000	508,110,000

* Less than $0.01 per share

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 and 2019

(Unaudited)

(In U.S. dollars)

	Common stock		Additional		Accumulated other	Non-
	Number		paid-in	Accumulated	comprehensive	controlling
	of shares	Amount	capital	deficit	income (loss)	interests	Total
Balance at December 31, 2019	508,110,000	$508,110	$1,077,986	$(2,200,932)	$92,800	$182,406	$(339,630)

Net loss	-	-	-	(552,067)	-	(2,697)	(554,764)

Foreign currency translation adjustment	-	-	-	-	23,030	(3,027)	20,003

Balance at March 31, 2020	508,110,000	$508,110	$1,077,986	$(2,752,999)	$115,830	$176,682	$(874,391)

Net loss	-	-	-	(342,512)	-	(16,831)	(359,343)

Foreign currency translation adjustment	-	-	-	-	(5,485)	451	(5,034)

Balance at June 30, 2020	508,110,000	$508,110	$1,077,986	$(3,095,511)	$110,345	$160,302	$(1,238,768)

Sales of subsidiary shares to non-controlling interests	-	-	50,255	-	-	21,247	71,502

Disposal of a subsidiary	-	-	-	-	-	(105,968)	(105,968)

Net loss	-	-	-	(547,352)	-	(3,175)	(550,527)

Foreign currency translation adjustment	-	-	-	-	(74,160)	3,987	(70,173)

Balance at September 30, 2020	508,110,000	$508,110	$1,128,241	$(3,642,863)	$36,185	$76,393	$(1,893,934)

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 and 2019

(Unaudited)

(In U.S. dollars)

	Common stock		Additional		Accumulated other	Non-
	Number		paid-in	Accumulated	comprehensive	controlling	Total
	of shares	Amount	capital	deficit	income (loss)	interests	Deficit
Balance at December 31, 2018	508,110,000	$508,110	$400,561	$(1,626,596)	$93,674	$55,817	$(568,434)

Net (loss) income	-	-	-	(369,415)	-	8,229	(361,186)

Capital contribution	-	-	125,353	-	-	-	125,353

Foreign currency translation adjustment	-	-	-	-	(16,122)	1,408	(14,714)

Balance at March 31, 2019	508,110,000	$508,110	$525,914	$(1,996,011)	$77,552	$65,454	$(818,981)

Net income (loss)	-	-	-	59,881	-	(4,913)	54,968

Foreign currency translation adjustment	-	-	-	-	20,936	(1,362)	19,574

Balance at June 30, 2019	508,110,000	$508,110	$525,914	$(1,936,130)	$98,488	$59,179	$(744,439)

Net income (loss)	-	-	-	(297,185)	-	44	(297,141)

Foreign currency translation adjustment	-	-	-	-	43,548	(2,306)	41,242

Balance at September 30, 2019	508,110,000	$508,110	$525,914	$(2,233,315)	$142,036	$56,917	$(1,000,338)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities
Net loss	$(1,464,634)	$(603,359)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment on goodwill	34,145	-
Impairment on intangible asset	17,791	-
Gain on disposal of a subsidiary	(4,730)	-
Depreciation and amortization	32,406	19,771
Gain on disposal of property, plant and equipment	-	(50)
Amortization of operating lease right-of-use assets	214,035	158,538
Bad debt expense	498,018	16,090
Changes in assets and liabilities
Accounts receivable	1,675	(326,789)
Prepayments and other receivables	(645)	(543,046)
Operating lease liabilities	(221,963)	(165,960)
Accounts payable	(6,160)	35,926
Accruals and other payable	125,212	166,934
Deferred revenue	63,361	136,190
Tax payable	(44,614)	21,657
Net cash used in operating activities	(756,103)	(1,084,098)

Cash flows from investing activities
Purchase of equipment	(3,548)	(1,548)
Purchase of intangible asset	(20,021)	-
Proceeds from disposal of investments	90,207	-
Cash acquired through business combination	-	4,963
Net cash provided by investing activities	66,638	3,415

Cash flows from financing activities
Sales of subsidiary shares to non-controlling interests	71,502	-
Advances from related parties	-	301,625
Repayment to related parties	-	(293,873)
Advances from shareholders	3,243,880	6,116,491
Repayment to shareholders	(2,760,900)	(5,405,862)
Net cash provided by financing activities	554,482	718,381

Effect of exchange rates on cash	(55,129)	(99,047)

Net decrease in cash	(190,112)	(461,349)

Cash at beginning of period	224,733	728,121

Cash at end of period	$34,621	$266,772

Supplemental of cash flow information
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$-
Non-cash financing activities:
Operating lease asset obtained in exchange for operating lease obligation	$-	$1,184,455
Capital contribution	$-	$125,353

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

As of September 30, 2020, the Company has subsidiaries incorporated in countries and jurisdictions including the People’s Republic of China (“PRC”), Hong Kong, and Seychelles As of December 31, 2019, the Company also effectively controls a number of variable interest entities (“VIEs”) through the Primary Beneficiaries, as defined below. The VIEs include:

(a)     Shenzhen Porter Warehouse E-Commerce Co. Ltd. (“Porter E-Commerce”);

(b)     Shenzhen Porter Shops Lot Technology Co., Ltd. (formerly named Shenzhen Yihuilian Information Consulting Co. Ltd.) (“Porter Consulting”); and

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

In August 2019, Porter E-Commerce acquired 60% of the equity interest in Shenzhen Qianhai Maihuolang E-commerce Co., Ltd. (“Maihuolang E-commerce”), which is engaged in the business of online E-commerce (See Note 3 – Business combinations). In October 2019, the shareholders of Maihuolang E-commerce resolved that the registered capital from RMB 5,000,000 ($718,205) to RMB 5,263,157 ($756,005), and such increase in registered capital would be contributed by the non-controlling interest shareholder. Consequently, the equity interest in Maihuolang E-commerce owned by the Company was changed to 57%. On July 15, 2020, Porter E-Commerce entered into an Equity Transfer Agreement (the “Agreement”) with Mr. Kezhan Ma, whereby Porter E-Commerce transferred its 57% equity interests in Maihuolang E-Commerce to Mr. Kezhan Ma, for cash consideration of RMB 650,000 (approximately $95,735) which amount is received on July 27, 2020.  The Company did not report the operation of Maihuolang E-commerce as discontinued operation as the sale did not represent a strategic shift that would have a major effect on the Company’s operations and financial results. An impairment loss of $51,936 and a disposal gain of $4,730 were recognized.

In July 2020, the shareholders of Porter Consulting resolved that the registered capital from RMB 1,000,000 ($147,284) to RMB 1,176,470 ($173,275), and such increase in registered capital would be contributed by the non-controlling interest shareholder. Consequently, the equity interest in Porter Consulting owned by the Company was changed to 85%. Besides, Porter Consulting change from Shenzhen Yihuilian Information Consulting Co. Ltd. to Shenzhen Porter Shops Lot Technology Co., Ltd.

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

The interim unaudited condensed consolidated financial information as of September 30, 2020 and December 31, 2019, and for the three and nine months periods ended September 30, 2020 and 2019 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim unaudited condensed consolidated financial information should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, previously filed with the SEC on May 1, 2020.

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

As of September 30, 2020, the Company had working capital deficiency of $2,224,755 as compared to working capital deficiency of $1,037,675 as of December 31, 2019.

Net cash used in operating activities for the nine months ended September 30, 2020 was $756,103 as compared to $1,084,098 for the nine months ended September 30, 2019. The decrease in net cash used in operating activities for the nine months ended September 30, 2020 was primarily due to a decrease in accounts receivable, and prepayment and other receivables in the period.

Net cash provided by investing activities for the nine months ended September 30, 2020 was $66,638 as compared to $3,415 for the nine months ended September 30, 2019. The cash provided by investing activities for the nine months ended September 30, 2020 are mainly from proceeds from disposal of investments.

Historically, the Company financed its operations through loans from shareholders. The Company’s actions to improve operation efficiency, cost reduction, and develop core cash-generating business include the following: seeking advances from the major shareholders, pursuing additional public and/or private issuance of securities, and looking for strategic business partners to optimize its operations.

The Company has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) its recurring losses from operations, including approximately $1,441,931 net loss attributable to the Company’s stockholders for the nine months ended September 30, 2020, (2) its accumulated deficit of approximately $3,642,863 as of September 30, 2020 and (3) the fact that the Company had negative operating cash flows of approximately $756,103 for the nine months ended September 30, 2020.

In evaluating if there is substantial doubt about its ability to continue as a going concern, the Company is trying to alleviate the going concern risk through (1) increasing cash generated from operations by controlling operating expenses and expanding more revenue streams, (2) loans from existing directors and shareholders, and (3) equity or debt financing. The Company has certain plans to mitigate these adverse conditions and to increase the liquidity of the Company.

On an on-going basis, the Company also received and will continue to receive financial support commitments from the Company’s related parties.

The Company’s cash balance as of September 30, 2020 will not be sufficient to support its operations for the next 12 months after the date that the financial statements issued. The Company has several actions to implement as mentioned above. However, if the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, the Company will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive market pressures, which will have negative influence upon its business, prospects, financial condition and results of operations.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

The negative operating results of cash flow and working capital in the nine months ended September 30, 2020 raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued operations are highly dependent upon its ability to increase revenues and if needed complete equity and/or debt financing.

The Company believes if it is unable to obtain its resources to fund operations, it may be required to delay, scale back or eliminate some or all of its planned operations, which may have a material adverse effect on its business, results of operations and ability to operate as a going concern.

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

As of September 30, 2020, the Company’s cash balance was $34,621 and its current liabilities exceed current assets by $2,224,755 which together with continued losses from operations raises substantial doubt about its ability to continue as a going concern. The Company’s operating results for future periods are subject to uncertainties and it is uncertain if the management will be able to achieve profitability and continued growth for the foreseeable future. If the management is not able to increase revenue and manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements requires management of the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its condensed consolidated financial statements.

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the Company’s business, and adversely impact its results of operations. During the three months ended September 30, 2020, the Company faced increasing uncertainties around its estimates of revenue collectability and accounts receivable credit losses. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Its estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its unaudited condensed consolidated financial statements.

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

The following financial information of the Company’s consolidated VIEs (including subsidiary of VIEs) is included in the accompanying condensed consolidated financial statements:

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$23,428	$203,037
Accounts receivable, net	561,022	1,021,078
Prepayments and other receivables	57,320	94,116
Due from shareholders	418,985	-
Amount due from the Company and its non-VIE subsidiaries (1)	386,704	205,856
Total current assets	1,447,459	1,524,087

NON-CURRENT ASSETS
Long term rental deposit	37,088	63,946
Long term prepayment	5,938	5,589
Equipment, net	38,291	48,566
Intangible assets, net	24,400	257,141
Operating lease right-of-use assets	611,613	891,733
Goodwill	-	34,297
Total non-current assets	717,330	1,301,272

TOTAL ASSETS	$2,164,789	$2,825,359

CURRENT LIABILITIES
Accounts payable	$131,873	$134,798
Accruals and other payables	469,837	99,836
Deferred revenue	346,123	288,330
Tax payable	91,852	134,394
Amounts due to shareholders of the Company	2,156,078	1,618,720
Operating lease liability - current	248,403	323,403
Total current liabilities	3,444,166	2,599,481

NON-CURRENT LIABILITIES
Operating lease liability - non-current	387,599	604,597
TOTAL LIABILITIES	$3,831,765	$3,204,078

(1) Amount due from the Company and its non-VIE subsidiaries consists of intercompany from other non-VIE subsidiaries within the Company.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net revenue	$30,453	$367,362	$451,367	$1,721,893
Net loss	$(477,129)	$(228,611)	$(1,184,321)	$(699,163)

	Nine months ended September 30,
	2020	2019

Net cash used in operating activities	$(509,188)	$(942,578)
Net cash provided by investing activities	66,638	3,415
Net cash provided by financing activities	263,160	670,003

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

The Company via Porter Consulting earns commissions of $11,087 and $34,682 for the three and nine months ended September 30, 2020 respectively, primarily from a third-party payment service provider when China UnionPay card transactions are completed and settled. Commissions of $19,801 and $67,902 for the three and nine months ended September 30, 2019 respectively. Revenue related to commissions is recognized in the statement of operation at the time when the underlying transaction is completed.

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

Depending on the complexity of the underlying service arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earnings process occurs. Depending on the magnitude of specific revenue arrangements, adjustment may be made to the judgments, assumptions and estimates regarding contracts executed in any specific period. Service income from consulting services, totaled $nil and $306,286 for the three and nine months ended September 30, 2020, is recognized when the service is performed. Service income from consulting services, totaled $329,000 and $1,590,010 for the three and nine months ended September 30, 2019.

Regarding the trading business, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount as commissions in accordance with ASC 606. When the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenues should be recorded on a gross basis. When the Company is not the primary obligor, does not bear the inventory risk and does not have the ability to establish the price, revenues are recorded on a net basis. The Company determined that it is not the primary obligor in its trading business. For the three and nine months ended September 30, 2020, the Company recognized a net revenue of $nil and $11,928, when control of the products has transferred, being at the point the products are delivered to the customer and the customer has accepted the products, and there is no unfulfilled obligation that could affect the customer’s acceptance of the products. For the three and nine months ended September 30, 2019, the Company recognized a net revenue of $18 and $31,684.

Starting from the first quarter of 2019, the Company, via PPBGL, Maihuolang E-commerce and Porter Commercial, provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels and promotion strategy, and capital market operation, via live and online sessions. Under ASC Topic 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to perform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The fees associated with the course of training sessions are clearly identified in service agreements. Training service revenue is recognized at the time when the training sessions stipulated in the contract are completed. The Company recognized $42,447 and $132,090 for the three and nine months ended September 30, 2020. The Company recognized $173 and $308,416 for the three and nine months ended September 30, 2019.

Practical expedients and exemption

The company has not incurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

Revenue by major product line

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2020	2019	2020	2019

Investment and corporate management consulting services	$-	$329,000	$306,286	$1,590,010
Training service	42,447	173	132,090	308,416
Third-party payment service	11,087	19,801	34,682	67,902
Trading business	-	18	11,928	31,684
Others	5,260	18,561	44,741	63,980
	$58,794	$367,553	$529,727	$2,061,992

Revenue by recognition over time vs point in time

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue by recognition over time	$-	$329,000	$306,286	$1,590,010
Revenue by recognition at a point in time	58,794	38,553	223,441	471,982
	$58,794	$367,553	$529,727	$2,061,992

Revenue by gross vs net

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue by gross	$58,794	$367,535	$517,799	$2,030,308
Revenue by net	-	18	11,928	31,684
	$58,794	$367,553	$529,727	$2,061,992

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2020	RMB6.7896 to $1	HKD7.7500 to $1
December 31, 2019	RMB6.9618 to $1	HKD7.7894 to $1

Income statement and cash flows items
For the nine-month period ended September 30, 2020	RMB6.9928 to $1	HKD7.7573 to $1
For the nine-month period ended September 30, 2019	RMB6.8628 to $1	HKD7.8384 to $1
For the three-month period ended September 30, 2020	RMB6.9153 to $1	HKD7.7504 to $1
For the three-month period ended September 30, 2019	RMB7.0150 to $1	HKD7.8300 to $1

Net loss per share of common stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the statement of operation for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying condensed consolidated financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net loss attributable to Porter Holding International, Inc.	$(547,352)	$(297,185)	$(1,441,931)	$(606,719)

Weighted average number of common shares outstanding - basic and diluted	508,110,000	508,110,000	508,110,000	508,110,000

Basic and diluted loss per share	$-	$-	$-	$-

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

As of September 30, 2020 and December 31, 2019, the Company had no investments in financial instruments.

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

As of September 30, 2020 and December 31, 2019, the Company performed goodwill impairment testing. Base on the impairment test result per the fact that the considerations to be received for the disposal of 57% ownership of Maihuolang E-Commerce in July 2020 was lower than the related net carrying value, the Company fully impaired the goodwill of $34,145 as of September 30, 2020.

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

As of September 30, 2020 and December 31, 2019, $17,791 and $nil of impairment of intangible assets was recognized, respectively. Since the considerations to be received for the disposal of 57% ownership of Maihuolang E-Commerce in July 2020 was lower than the related net carrying value, impairment was made to the intangible assets, on top of the full impairment of goodwill.

Apart from intangible assets, the Company recognized no impairment loss for other long-lived assets as of September 30, 2020 and December 31, 2019.

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

The Company recognized no impairment of ROU assets as of September 30, 2020 and December 31, 2019.

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	September 30, 2020	December 31, 2019

Billed	$61,303	$61,303
Unbilled	837,510	1,021,078
Accounts receivable	898,813	$1,082,381
Less: allowance for doubtful accounts	(307,416)	(3,065)
	$591,397	$1,079,316

The following table sets forth the movement of allowance for doubtful accounts:

	September 30, 2020	December 31, 2019

Beginning	$3,065	$-
Additions	498,018	476,694
Write off	(201,702)	(470,696)
Exchange rate difference	8,035	(2,933)
Balance	$307,416	$3,065

During the nine months ended September 30, 2020, the Company encountered further uncertainties of collectability due to impact of COVID-19, and hence took legal action in attempt to recover the accounts receivables. As such, for the three and nine months ended September 30, 2020, the Company wrote off $38,871 and $201,702 of uncollectible accounts receivable, respectively.

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	September 30, 2020	December 31, 2019

Prepayments	$13,923	$53,998
Others	43,535	40,163
	$57,458	$94,161

6.	EQUIPMENT, NET

Equipment, net consist of the following:

	September 30, 2020	December 31, 2019

Office and computer equipment	$177,799	$170,455
Less: Accumulated depreciation	(138,418)	(120,519)
	$39,381	$49,936

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

Depreciation expenses charged to the statements of operations for the nine months ended September 30, 2020 and 2019 were $14,430 and $14,755, respectively. Depreciation expenses charged to the statements of operations for the three months ended September 30, 2020 and 2019 were $4,746 and $4,817, respectively. Gain on disposal of property, plant and equipment for the nine months ended September 30, 2020 and 2019 were $nil and $50, respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	September 30, 2020	December 31, 2019

Software copyright	$-	$233,560
Domain names and trademarks	40,818	46,158
Intangible asset	40,818	279,718
Less:
Accumulated amortization	(16,418)	(22,577)
	$24,400	$257,141

Amortization charged to the statements of operations for the nine months period ended September 30, 2020 and 2019 were $17,976 and $5,016, respectively. Amortization charged to the statements of operations for the three months period ended September 30, 2020 and 2019 were $1,068 and $3,010, respectively.

8.	GOODWILL

The changes in the carrying amount of goodwill are as follows:

Maihuolang E-commerce
Balance as of December 31, 2019	$34,297
Goodwill acquired through acquisitions	-
Impairment	(34,145)
Foreign currency translation adjustment	(152)
Balance as of September 30, 2020	$-

As of September 30, 2020, the Company fully impaired the goodwill of $34,145.

9.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	September 30, 2020	December 31, 2019

Salary payables	$103,012	$69,557
Refund to third parties	294,568	-
Accrued professional fees	19,778	19,778
Accrued rental expenses	72,746	8,868
Others	1,794	22,489
	$491,898	$120,692

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

10.	BALANCES WITH RELATED PARTIES

	Note	September 30, 2020	December 31, 2019
Due from shareholders
Mr. Zongjian Chen and Ms. Xiaomei Xiong (wife of Mr. Zongjian Chen)	(a)	$294,568	$-
Mr. Zongjian Chen (brother of Mr. Zonghua Chen)		11,562	-
		$306,130	$-

Due to related parties
Mr. Kezhan Ma	(b)	$-	$1,106

Due to shareholders
Mr. Zonghua Chen (the Company’s Chairman, Chief Executive Officer, Chief Financial Officer and President)		$1,904,212	$1,284,061
Mr. Zongjian Chen (brother of Mr. Zonghua Chen)		-	149,090
		$1,904,212	$1,433,151

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

(b)

Mr. Kezhan Ma is a 38% minority shareholder of Maihuolang E-commerce. After Porter E-Commerce transferred its 57% equity interests in Maihuolang E-Commerce to Mr. Kezhan Ma on July 15, 2020, Maihuolang E-Commerce was deconsolidated from the Company and Mr. Kezhan Ma was no longer considered as a related party.

All the above balances are due on demand, interest-free and unsecured. The Company used the funds for its operations. For the nine months ended September 30, 2020, the Company had transactions amounted $3,243,880 from shareholders and $2,760,900 to shareholders, comparing to $6,116,491 from shareholders and $5,405,862 to shareholders for the same period in 2019. For the nine months ended September 30, 2020, the Company had transactions amounted $nil from and to related parties, comparing to $301,625 from related parties and $293,873 to related parties for the same period in 2019.

11.	INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

ULNV is incorporated in the State of Nevada and is subject to the U.S. federal tax and has incurred net operating loss for income tax purposes through September 30, 2020. As of September 30, 2020, future net operating losses of approximately $45,437 from ULNV are available to offset future taxable income. Accumulated deficit as of September 30, 2020 and December 31, 2019 was approximately $3.6 million and $2.2 million, respectively.

The 2017 Tax Act created a new requirement that, for the periods beginning after January 1, 2018, certain income (referred to as global intangible low taxed income or “GILTI”) earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations must be included in U.S. taxable income. The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules – the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes – the deferred method. The Company elected to account for GILTI in the period the tax is incurred. The Company did not generate any GILTI during the nine months period ended September 30, 2020.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

PGL is registered as an international business company and is exempted from corporation tax in Seychelles.

PPBGL is subject to Hong Kong profits tax rate of 16.5%. For the nine-month period ended September 30, 2020, it did not have any assessable profits arising in or derived from Hong Kong and accordingly no provision for Hong Kong profits tax was made. For the nine-month period ended September 30, 2020, it generated $216,249 of net loss. For the nine-month period ended September 30, 2019, it generated $325,290 of net income and $42,700 tax expenses accrued accordingly.

PRC Tax

The Company’s subsidiary and consolidated VIEs in China are subject to corporate income tax (“CIT”) at 25% for the nine-month period ended September 30, 2020 and 2019. As of September 30, 2020, the Company had approximately $3.6 million of net operating loss carried forward from the foreign subsidiaries which will expire in various years through 2025.

The Ministry of Finance (“MOF”) and State Administration of Taxation (“SAT”) on January 17, 2019 jointly issued Cai Shui 2019 No. 13. This clarified that from January 1, 2019 to December 31, 2021, eligible small enterprises whose taxable income falls under RMB1,000,000 (previously RMB500,000), may pay CIT on 25% of their whole income at a rate of 20% (i.e., effective rate is 5%).

A reconciliation of the income tax expense determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loss before income taxes	$(550,527)	$(299,109)	$(1,464,634)	$(559,597)
United States statutory income tax rate	21%	21%	21%	21%
Income tax benefit computed at statutory corporate income tax rate	(115,619)	(62,813)	(307,581)	(117,515)
Reconciling items:
Effect of different tax jurisdictions	(33,206)	(185,282)	(49,035)	(306,518)
Non-deductible expenses	120,595	72,659	196,784	109,534
Change in valuation allowance	28,230	173,468	159,832	358,261
Income tax (benefit) expense	$-	$(1,968)	$-	$43,762

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2020 and December 31, 2019 are presented below

	September 30, 2020	December 31, 2019

Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$9,542	$9,542
- Hong Kong	37,825	2,504
- PRC	709,003	586,509
	756,370	598,555
Less: Valuation allowance	(756,370)	(598,555)
Acquisition/(Disposal):
- PRC	(184,866)	182,849
Less: Valuation allowance	184,866	(182,849)
	$-	$-

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

The Company’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the nine months ended September 30, 2020 and 2019, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $16,221 and $36,815, respectively, to these funds. For the three months ended September 30, 2020 and 2019, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $4,959 and $11,838, respectively, to these funds.

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

The Company subleases certain office space to a third party that has a remaining term of less than 12 months.

The following table provides a summary of leases by balance sheet location as of September 30, 2020:

Assets/liabilities	September 30, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	$611,613	$891,733

Liabilities
Operating lease liability - current	$248,403	$323,403
Operating lease liability - non-current	387,599	604,597
Total lease liabilities	$636,002	$928,000

The operating lease expenses were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2020	2019	2020	2019
Operating lease cost	General and administrative expenses	$68,779	$76,144	$253,567	$216,374

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

Maturities of operating lease liabilities at September 30, 2020 were as follows:

Maturity of Lease Liabilities	Operating Leases
12 months ending September 30,
2021	$290,306
2022	290,306
2023	120,961
Total lease payments	701,573
Less: interest	(65,571)
Present value of lease payments	$636,002

Lease liabilities include lease and non-lease component such as management fee.

Future minimum lease payments, which do not include the non-lease components, as of September 30, 2020 were as follows:

12 months ending September 30,
2021	$222,528
2022	222,528
2023	92,720
Total	$537,776

Lease Term and Discount Rate	September 30, 2020
Weighted-average remaining lease term (years)
Operating leases--- Shenzhen Development Center, 36/F, LuoHu, Shenzhen	2.42

Weighted-average discount rate (%)
Operating leases	8%

14.	CONCENTRATIONS AND CREDIT RISK

(a)	Concentrations

In the three months ended September 30, 2020, one customer accounted for 48% of the Company’s revenues, respectively. In the nine months ended September 30, 2020, one customer accounted for 58% of the Company’s revenues, respectively.

In the three months ended September 30, 2019, two customers accounted for 51% and 38% of the Company’s revenues, respectively. In the nine months ended September 30, 2019, four customers accounted for 23%, 22%, 12% and 12% of the Company’s revenues, respectively.

No other customer accounts for more than 10% of the Company’s revenue in the three and nine months ended September 30, 2020 and 2019.

As of September 30, 2020, three customers accounted for 80% of the Company’s accounts receivable. As of December 31, 2019, four customers accounted for 86% of the Company’s accounts receivable.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of September 30, 2020, and December 31, 2019, substantially all of the Company’s cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

16.	SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to September 30, 2020 to the date these condensed consolidated financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these condensed consolidated financial statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of Porter Holding International, Inc., a Nevada corporation, and its consolidated subsidiaries and variable interest entities;
●	“PGL” are to Porter Group Limited, a Republic of Seychelles company and our wholly-owned subsidiary;
●	“PPBGL” are to Porter Perspective Business Group Limited, a Hong Kong company and wholly-owned subsidiary of PGL;
●	“Qianhai Porter” are to Shenzhen Qianhai Porter Industrial Co. Ltd., a PRC company and wholly-owned subsidiary of PPBGL;
●	“Portercity” are to Shenzhen Portercity Business Management Co. Ltd. (formerly Shenzhen Portercity Investment Management Co. Ltd.), a PRC company;
●	“Porter E-Commerce” are to Shenzhen Porter Warehouse E-Commerce Co. Ltd., a PRC company and wholly-owned subsidiary of Portercity;
●	“Porter Consulting” are to Shenzhen Porter Shops Lot Technology Co., Ltd. (formerly named Shenzhen Yihuilian Information Consulting Co. Ltd.), a PRC company and 85% owned subsidiary of Portercity;
●	“Porter Commercial” are to Shenzhen Porter Commercial Perspective Network Co., Ltd., a PRC company and wholly-owned subsidiary of Portercity;
●	“Weifang Portercity” are to Weifang Porter City Commercial Management Company Limited, a PRC company and a 60% owned subsidiary of Portercity;
●	“Maihuolang E-Commerce” are to Shenzhen Qianhai Maihuolang E-Commerce Co., Ltd., a PRC company and a 57% owned subsidiary of Porter E-Commerce until July 15, 2020;
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

On July 15, 2020, Porter E-Commerce entered into an Equity Transfer Agreement (the “Agreement”) with Mr. Kezhan Ma, whereby Porter E-Commerce transferred its 57% equity interests in Maihuolang E-Commerce to Mr. Kezhan Ma, for cash consideration of RMB 650,000 (approximately $95,735).  An impairment loss of $51,936 and a disposal gain of $4,730 were recognized.

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

During the first half of 2020, the COVID-19 pandemic has caused economic slowdowns, depressed demand for the Company’s services, and adversely impacted the Company’s operating results. The Company’s revenue decreased by $1,532,265, or 74.31% for the nine months of 2020, compared to $2,061,992 for the same period of 2019. Therefore, the Company changed to require upfront cash payments prior to performing certain consulting services, in order to enhance collection of accounts receivable. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19.

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

The following table sets forth key components of our results of operations during the three months ended September 30, 2020 and 2019, both in dollars and as a percentage of our revenue.

	Three Months Ended September 30,
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$58,794	100.00	$367,553	100.00
Cost of revenue	(11,570)	(19.68)	(243,240)	(66.18)
Gross profit	47,224	80.32	124,313	33.82
Operating expenses
General and administrative expenses	(604,678)	(1,028.47)	(455,244)	(123.86)
Loss from operations	(557,454)	(948.15)	(330,931)	(90.04)
Total other income, net	6,927	11.78	31,822	8.66
Net loss before income taxes	(550,527)	(936.37)	(299,109)	(81.38)
Income tax benefits	-	-	1,968	0.54
Net loss	$(550,527)	(936.37)	$(297,141)	(80.84)
Less: Net (loss) income attributable to non-controlling interests	(3,175)	(5.40)	44	0.01
Net loss attributable to Porter Holding International Inc. common stockholders	$(547,352)	(930.97)	$(297,185)	(80.85)

Revenue, net. Our revenue was $58,794 for the three months ended September 30, 2020, compared to $367,553 for the same period last year. Starting from the second quarter of 2018, we commenced providing various consulting services to our customers, especially those who have the intention to be publicly listed primarily on the stock exchanges in the United States, and we received service income from the provision of these consulting services totaled $nil and $329,000 for the three months ended September 30, 2020 and 2019. The significant decrease was mainly attributable to the impacts of COVID-19 and depressed market demand. Moreover, starting from 2019, the Company provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels, promotion strategy and capital market operation, via live and online sessions. The service income from providing training services totaled $42,447 and $173 for the three months ended September 30, 2020 and 2019. Through Porter Consulting we also have promoted the payment service of third-party payment service providers to merchants in Shenzhen and in return share a portion of the processing fees earned by such third-party payment service providers as commission. Our commission totaled $11,087 and $19,801 for the three months ended September 30, 2020 and 2019, respectively. The approximately 50% decline in commission for the third quarter of 2020 was also the result of the COVID-19 pandemic and nationwide economic slowdowns. Revenues of $nil and $18 were generated from trading business for the three months ended September 30, 2020 and 2019, respectively. Revenue of others were $5,260 and $18,561 for the three months ended September 30, 2020 and 2019, respectively.

Due to the impact of COVID-19, the Company, starting from the first quarter of 2020, determines to require upfront payments prior to performing investment and corporate management consulting services in order to ensure collection of service fees.

Cost of revenue.  Our cost of revenue was $11,570 for the three months ended September 30, 2020, compared to $243,240 for the same period last year. Cost of revenue refers to the cost incurred in performing consulting services, third-party payment service and other business. The cost of consulting service arises from shell acquisitions, and legal and accounting advisory service outsourced to third-party service providers. The decrease of cost of revenue is in line with the decrease of revenue.

Gross profit and gross margin. Our gross profit was $47,224 for the three months ended September 30, 2020, compared to $124,313 for the same period last year. Gross profit as a percentage of revenue (gross margin) was 80.32% for the three months ended September 30, 2020, compared to 33.82% for the same quarter last year. The decrease of gross profit was mainly due to the decrease of business demand and suspension of business as a result of the impacts of COVID-19.

General and administrative expenses. As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations.  Our general and administrative expenses increased by $149,434 to $604,678 for the three months ended September 30, 2020, compared to $455,244 for the same period in 2019. Salary and staff benefits decreased $164,409 due to the reduction of the basic salary as a result of fewer working days than usual as employees had to stay at home caused by COVID-19 since the beginning of 2020. Besides, there was a decrease of legal and professional fees by $9,700, compared to corresponding period in prior year. On the other hand, $336,103 additional allowance for doubtful accounts was reserved during the three months ended September 30, 2020. Due to the impact of COVID-19, the Company encountered further uncertainties in accounts collectability during July and September 2020. This led to addition of allowance for doubtful accounts.

	Three months ended September 30,
	2020		2019		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and staff benefits	$104,188	17.23	$268,597	59.00	$(164,409)	(61.21)
Lease and management fee	78,324	12.95	77,873	17.11	451	0.58
Legal and professional fees	68,902	11.39	78,602	17.27	(9,700)	(12.34)
Depreciation and amortization	5,816	0.96	7,827	1.72	(2,011)	(25.69)
Bad debt (recovery) provision	335,187	55.43	(916)	(0.20)	336,103	(36,692.47)
Impairment	291	0.05	-	-	291	-
Others	11,970	1.99	23,261	5.10	(11,291)	(48.54)
Total general and administrative expenses	$604,678	100.00	$455,244	100.00	$149,434	32.83

Income tax benefit. Our Income tax expense was $nil for the three months ended September 30, 2020, compared to income tax benefit of $1,968 for the same period last year.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $550,527 for the three months ended September 30, 2020, compared with a net income of $297,141 for the same period in 2019.

Comparison of Nine Months Ended September 30, 2020 and 2019

The following table sets forth key components of our results of operations during the nine months ended September 30, 2020 and 2019, both in dollars and as a percentage of our revenue.

	Nine Months Ended September 30,
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$529,727	100.00	$2,061,992	100.00
Cost of revenue	(391,374)	(73.88)	(1,042,658)	(50.57)
Gross profit	138,353	26.12	1,019,334	49.43
Operating expenses
General and administrative expenses	(1,631,213)	(307.94)	(1,618,336)	(78.48)
Loss from operations	(1,492,860)	(281.82)	(599,002)	(29.05)
Total other income, net	28,226	5.33	39,405	1.91
Loss before income taxes	(1,464,634)	(276.49)	(559,597)	(27.14)
Income tax expense	-	-	(43,762)	(2.12)
Net loss	$(1,464,634)	(276.49)	$(603,359)	(29.26)
Less: Net (loss) income attributable to non-controlling interests	(22,703)	(4.29)	3,360	0.16
Net loss attributable to Porter Holding International Inc. common stockholders	(1,441,931)	(272.20)	(606,719)	(29.42)

Revenue, net. Our revenue was $529,727 for the nine months ended September 30, 2020, compared to $2,061,992 for the same period last year. Starting from the second quarter of 2018, we commenced providing various consulting services to our customers, especially those who have the intention to be publicly listed primarily on the stock exchanges in the United States, and we received service income from the provision of these consulting services totaled $306,286 and $1,590,010 for the nine months ended September 30, 2020 and 2019, respectively. The significant decrease of revenue in the nine months of 2020 was mainly attributable to the impacts of COVID-19 and depressed market demand. Starting from 2019, the Company provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels, promotion strategy and capital market operation, via live and online sessions. The service income from providing training services totaled $132,090 and $308,416 for the nine months ended September 30, 2020 and 2019. Through Porter Consulting we have also promoted the payment service of third-party payment service providers to merchants in Shenzhen and in return share a portion of the processing fees earned by such third-party payment service providers as commission. Our commission totaled $34,682 and $67,902 for the nine months ended September 30, 2020 and 2019, respectively. The approximately 50% decline in commission for the first nine months of 2020 was also the result of the COVID-19 pandemic and nationwide economic slowdowns. Revenues of $11,928 and $31,684 were generated from trading business for the nine months ended September 30, 2020 and 2019, respectively. Revenue of others were $44,741 and $63,980 for the nine months ended September 30, 2020 and 2019, respectively.

Cost of revenue.  Our cost of revenue was $391,374 for the nine months ended September 30, 2020, compared to $1,042,658 for the same period last year. Cost of revenue refers to the cost incurred in performing consulting services, third-party payment service and other business. The cost of consulting service arises from shell acquisitions, and legal and accounting advisory service outsourced to third-party service providers. The decrease of cost of revenue in the nine months ended September 30, 2020 is in line with the decrease of revenue.

Gross profit and gross margin. Our gross profit was $138,353 for the nine months ended September 30, 2020, compared to $1,019,334 for the same period last year. Gross profit as a percentage of revenue (gross margin) was 26.12% for the nine months ended September 30, 2020, compared to 49.43% for the same quarter last year. The decrease of gross profit was mainly due to the decrease of business demand and suspension of business as a result of the impacts of COVID-19.

General and administrative expenses. As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $12,877 to $1,631,213 for the nine months ended September 30, 2020, compared to $1,618,336 for the same period in 2019. Salary and staff benefits decreased $494,165 due to the reduction of the basic salary as a result of fewer working days than usual as employees had to stay at home caused by COVID-19 since the beginning of 2020. Besides, there was a decrease of legal and professional fees by $23,812 and an increase of lease and management fee by $45,040, respectively, compared to corresponding period in prior year. On the other hand, $481,928 additional allowance for doubtful accounts was reserved during the nine months ended September 30, 2020. Due to the impact of COVID-19, the Company encountered further uncertainties in accounts collectability during July and August 2020, and hence brought legal actions in attempt to recover the accounts receivable. This led to addition of allowance for doubtful accounts.

	Nine months ended September 30,
	2020		2019		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and staff benefits	$400,687	24.56	$894,852	55.29	$(494,165)	(55.22)
Lease and management fee	266,085	16.31	221,045	13.66	45,040	20.38
Legal and professional fees	335,968	20.60	359,780	22.23	(23,812)	(6.62)
Depreciation and amortization	32,406	1.99	19,771	1.22	12,635	63.91
Bad debt provision	498,018	30.53	16,090	0.99	481,928	2,995.20
Impairment	51,936	3.18	-	-	51,936	-
Others	46,113	2.83	106,798	6.61	(60,685)	(56.82)
Total general and administrative expenses	$1,631,213	100.00	$1,618,336	100.00	$12,877	0.80

Income tax expense. Our Income tax expense was $nil for the nine months ended September 30, 2020, compared to income tax expense $43,762 for the same period last year.

Net loss. As a result of the cumulative effect of the factors described above, our net loss increased by $861,275 to $1,464,634 for the nine months ended September 30, 2020 from $603,359 for the same period in 2019.

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

Liquidity and Capital Resources

Working Capital

	September 30, 2020	December 31, 2019
Current Assets	$989,606	$1,398,210
Current Liabilities	3,214,361	2,435,885
Working Capital Deficiency	$(2,224,755)	$(1,037,675)

As of September 30, 2020, we had cash of $34,621. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Going Concern Uncertainties

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As of September 30, 2020, we had working capital deficiency of $2,224,755 as compared to working capital deficiency of $1,037,675 as of December 31, 2019.

Net cash used in operating activities for the nine months ended September 30, 2020 was $756,103 as compared to $1,084,098 for the nine months ended September 30, 2019. The decrease in net cash used in operating activities for the nine months ended September 30, 2020 was primarily due to a decrease in accounts receivable, and prepayment and other receivables in the period.

Net cash provided by investing activities for the nine months ended September 30, 2020 was $66,638 as compared to $3,415 for the nine months ended September 30, 2019. The cash provided by investing activities for the nine months ended September 30, 2020 was mainly from proceeds from disposal of investments.

As of September 30, 2020, our cash balance was $34,621 and our current liabilities exceed current assets by $2,224,755 which together with continued losses from operations raises substantial doubt about our ability to continue as a going concern. The Company’s operating results for future periods are subject to uncertainties and it is uncertain if the management will be able to achieve profitability and continued growth for the foreseeable future. If the management is not able to increase revenue and manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

Historically, the Company financed its operations through loans from shareholders. The Company’s actions to improve operation efficiency, cost reduction, and develop core cash-generating business include the following: seeking advances from the major shareholders, pursuing additional public and/or private issuance of securities, and looking for strategic business partners to optimize our operations.

We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) our recurring losses from operations, including approximately $1,441,931 net loss attributable to our stockholders for the nine months ended September 30, 2020, (2) our accumulated deficit of approximately $3,642,863 as of September 30, 2020 and (3) the fact that we had negative operating cash flows of approximately $756,103 for the nine months ended September 30, 2020.

In evaluating if there is substantial doubt about our ability to continue as a going concern, we are trying to alleviate the going concern risk through (1) increasing cash generated from operations by controlling operating expenses and increasing more live events, (2) financing from domestic banks and other financial institutions, and (3) equity or debt financing. We have certain plans to mitigate these adverse conditions and to increase the liquidity of the Company.

On an on-going basis, the Company also received and will continue to receive financial support commitments from the Company’s related parties.

Our cash balance as of September 30, 2020 will not be sufficient to support our operations for the next 12 months after the date that the financial statements issued. We have several actions to implement as mentioned above. However, if we are unable to obtain the necessary additional capital on a timely basis and on acceptable terms, we will be unable to implement our current plans for expansion, repay debt obligations or respond to competitive market pressures, which will have negative influence upon our business, prospects, financial condition and results of operations.

The negative operating results of cash flow and working capital in the nine months ended September 30, 2020 raise substantial doubt about our ability to continue as a going concern. Our continued operations are highly dependent upon our ability to increase revenues and if needed complete equity and/or debt financing.

We believe if we are unable to obtain our resources to fund operations, we may be required to delay, scale back or eliminate some or all of our planned operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(756,103)	$(1,084,098)
Net cash provided by investing activities	66,638	3,415
Net cash provided by financing activities	554,482	718,381
Effect of exchange rate changes on cash	(55,129)	(99,047)
Net decrease in cash	(190,112)	(461,349)
Cash at the beginning of period	224,733	728,121
Cash at the end of period	$34,621	$266,772

Operating Activities

Net cash used in operating activities was $756,103 for the nine months ended September 30, 2020, as compared to $1,084,098 net cash used in operating activities for the nine months ended September 30, 2019. The net cash used in operating activities for the nine months ended September 30, 2020 was mainly due to our net loss of $1,464,634, an increase in bad debt expense of $498,018, accruals and other payables of $125,212 and deferred revenue of $63,361, partially offset by the decrease in operating lease liabilities of $221,963 and tax payable of $44,614. The net cash used in operating activities for the nine months ended September 30, 2019 was mainly due to our net loss of $603,359, an increase in accounts receivable of $326,789, an increase in prepayments and other receivables of $543,046 and a decrease in operating lease liability of $165,960, partially offset by the increase in accruals and other payables of $166,934 and deferred revenue of $136,190.

Investing Activities

Net cash provided by investing activities was $66,638 for the nine months ended September 30, 2020, as compared to $3,415 net cash provided by investing activities for the nine months ended September 30, 2019. The net cash used in investing activities for the nine months ended September 30, 2020 was attributable to the purchase of $3,548 of equipment, $20,021 of intangible assets and $90,207 proceeds from disposal of investments. The net cash provided by investing activities for the nine months ended September 30, 2019 was mainly attributable to the business combination of Maihuolang E-commerce.

Financing Activities

Net cash provided by financing for the nine months ended September 30, 2020 was $554,482, as compared to $718,381 for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, we obtained proceeds from sales of non-controlling interests of $71,502, advances of $3,243,880 from shareholders and repaid $2,760,900 to shareholders. For the nine months ended September 30, 2019, we obtained advances of $6,116,491 from shareholders and repaid $5,405,862 to shareholders, advances of $301,625 from related parties and repaid $293,873 to related parties.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2020:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts due to shareholders	$1,904,212	$1,904,212	$-	$-	$-
Leases	537,776	222,528	315,248	-	-
Total	$2,441,988	$2,126,740	$315,248	$-	$-

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

Capital Expenditures

We incurred capital expenditures of $23,569 and $1,548 for the nine months ended September 30, 2020 and 2019, respectively.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer.  Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2020 due to the following material weaknesses that our management identified in our internal control over financial reporting as of September 30, 2020:

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our condensed consolidated financial statements as of and for the period ended September 30, 2020 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 23, 2020

PORTER HOLDING INTERNATIONAL, INC.

By:	/s/ Zonghua Chen
Zonghua Chen
Chief Executive Officer and Chief Financial Officer