Form 10-K
period 2020-12-31
Porter Holding International, Inc.
filed 2021-04-15
CIK 1605810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

Yes ☐ No ☒

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the last sale price of $2.06 per share) was approximately $99.08 million. Shares of the registrant’s common stock beneficially held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There was a total of 508,110,000 shares of the registrant’s common stock outstanding as of April 9 2021.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of Porter Holding International, Inc., a Nevada corporation, and its consolidated subsidiaries and variable interest entities;

●	“PGL” are to Porter Group Limited, a Republic of Seychelles company and our wholly-owned subsidiary;

●	“PPBGL” are to Porter Perspective Business Group Limited, a Hong Kong company and wholly-owned subsidiary of PGL;

●	“Qianhai Porter” are to Shenzhen Qianhai Porter Industrial Co. Ltd., a PRC company and wholly-owned subsidiary of PPBGL;

●	“Portercity” are to Shenzhen Porter Enterprise Management Co. Ltd., a PRC company;

●	“Porter E-Commerce” are to Shenzhen Porter Warehouse E-Commerce Co. Ltd., a PRC company and wholly-owned subsidiary of Portercity;

●	“Porter Consulting” are to Shenzhen Porter Shops Lot Technology Co., Ltd., a PRC company and a 85% owned subsidiary of Portercity;

●	“Porter Commercial” are to Shenzhen Porter Commercial Perspective Network Co., Ltd., a PRC company and wholly-owned subsidiary of Portercity;

●	“Weifang Portercity” are to Weifang Porter City Commercial Management Company Limited, a PRC company and a 60% owned subsidiary of Portercity;

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Some of the principal risk factors that make an investment in the Company speculative or risky are summarized as follows:

Risks Related to Our Business and Industry

Risks and uncertainties related to our business and industry include, but are not limited to, the following:

●	Our business operations have been and may continue to be materially and adversely affected by the outbreak of the coronavirus (COVID-19);

●	As the Company has working capital deficiency and accumulated deficit, there is substantial doubt about our ability to continue as a going concern;

●

We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate the material weaknesses or maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected;

●	Our results of operations and cash flows may fluctuate due to the non-recurring nature of our going public consulting services provided to our clients; and

●

The proper functioning of our online platforms is essential to our business. Any failure to maintain the satisfactory performance of our websites could materially and adversely affect our business and reputation.

Risks Relating to our Commercial Relationship with VIEs

We are also subject to risks and uncertainties related to our corporate structure, including, but not limited to, the following:

●	Mr. Zonghua Chen’s association with VIEs could pose a conflict of interest which may result in VIEs decisions that are adverse to our business;

●

PRC laws and regulations governing our businesses and the validity of certain of our Contractual Arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, our business may be negatively affected, and we may be forced to relinquish our interests in those operations; and

●	Our contractual arrangements may not be as effective in providing control over the variable interest entities as direct ownership.

Risks Related to Doing Business in China

We face risks and uncertainties related to doing business in China in general, including, but not limited to, the following:

●	Changes in the economic and political policies of the PRC government could have a material and adverse effect on our business and operations;

●	Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us; and

●	The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

Risks Related to the Market for our Common Stock

Risks and uncertainties related to our common stock include, but are not limited to, the following:

●	Our common stock is quoted on the OTC market, which may have an unfavorable impact on our stock price and liquidity; and

●	We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

These and other material risks we face are described more fully in Item 1A. – Risk Factors, which investors should carefully review prior to making an investment decision with respect to the Company or its securities.

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

In August 2019, Porter E-Commerce acquired 60% of the equity interest in Maihuolang E-Commerce, which is engaged in the business of online e-commerce. In October 2019, shareholders of Maihuolang E-Commerce reached an agreement to increase the registered capital of Maihuolang E-Commerce from RMB 5,000,000 (approximately $718,205) to RMB 5,263,157 (approximately $756,005), and such additional registered capital was contributed by Maihuolang (Beijing) Technology Development Co., Ltd., an entity controlled by a minority shareholder of Maihuolang E-Commerce, Mr. Kezhan Ma. Consequently, Porter E-Commerce’s equity interest in Maihuolang E-Commerce was reduced to 57%. Because Maihuolang E-Commerce failed to realize anticipated benefits and value creation , on July 15, 2020, Porter E-Commerce entered into an equity transfer agreement with Mr. Kezhan Ma, whereby Porter E-Commerce transferred its 57% equity interests in Maihuolang E-Commerce to Mr. Kezhan Ma, for cash consideration of RMB 650,000 (approximately $95,735) which amount is payable in one-time payment within eight months of the filing of the equity transfer with the local Business Registration agency. The payment was made by Mr. Kezhan Ma on July 27, 2020.

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

Since 2017, we have carried out a large number of value-added services for all of our merchant members and customers based on the simultaneous operation of the “O2O (Network + Entity) * Services” business model, and thus earned revenues. In 2017, by collecting conference fees, we organized member companies to conduct new economic summits and forums to preach and disseminate our “O2O (Network + Entity) * Services” business model. In 2018, we began to screen member merchant enterprises to enter our O2O platform, and provided them with “O2O (Network + Entity) * Services” commercial operation services. For those qualified enterprises, we offer public listing consulting services, which help us achieve good returns. At the beginning of 2019, we began to expand the global trade and commodity import and export business of the stationed enterprises. Due to the global pandemic covid-19 in 2020, business and trade of the world was unable to develop as usual. We are now engaging in developing our business in areas including e-commerce, cross-boarder trade and influencer live stream sales etc. to enhance our performance. In 2021, we will strive to achieve breakthrough in our consultancy services on influencer sales, e-commerce, bulk trade, supply chain, as well as other possible new promotional tools to achieve the desired results.

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

Each phase of consulting services is standalone and fees associated with each phase are usually clearly identified in service agreements. Revenue from providing Phase I and Phase II consulting services to customers is recognized based on the output methods, including surveys of performance completed to date or milestones reached of each phase only when the Company has an enforceable right to payment for performance completed to date. Otherwise, such revenue is recognized at a point in time when services are delivered and accepted by customers. Revenue from providing Phase III consulting services to customers is recognized upon completion of reverse merger transaction or IPO transaction, which is evidenced by filing of 8-K for reverse merger transaction or receipt of effective notice from regulatory agencies for IPO transaction. Revenue that has been billed, collected but not yet recognized is reflected as deferred revenue on the consolidated balance sheets.

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

On June 28, 2018, Portercity and Mr. Zhibo Mao established Weifang Portercity in Weifang, Shandong Province, the PRC, with a registered capital of RMB1,000,000 (approximately $146,000). Portercity and Mr. Zhibo Mao hold 60% and 40% equity interest in Weifang Portercity, respectively. Weifang Portercity is intended to be engaged in the business of providing various consulting services to its clients, especially to those who have the intention to be publicly listed in the stock exchanges in the United States and other countries. As of December 31, 2020, Weifang Portercity has not commenced operations. We are in the process of dissolving this entity.

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

Copyright Title	Owner	Certificate Number	First Publication Date	Issue Date
PT37B&M Online Trading System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0175366	6-25-2009	10-23-2009
PT37 Bidding System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0175372	6-20-2009	10-23-2009
PT37 Fuzzy and Precise Search System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0175382	6-20-2009	10-23-2009
PT37 Enterprise/Individual E-Commerce Data Trading Bidding System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0175385	6-20-2009	10-23-2009
PT37-IMIS Integrated Management Information System v. 2.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0175388	7-1-2009	10-23-2009
PT37 Promotion Alliance System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0175392	6-20-2009	10-23-2009
PT37 Group Purchase System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0175397	6-20-2009	10-23-2009

Copyright Title	Owner	Certificate Number	First Publication Date	Issue Date
PT37 Industry Trading System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0182273	3-20-2009	11-27-2009
Porter AI Shopping Guide Robot System v. 1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0210023	11-17-2009	5-11-2010
Porter Payment System v.2.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0201727	11-15-2009	3-24-2010
PT37-IMIS Integrated Management Information System v. 1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0297943	3-10-2009	6-3-2011
PT37 Supermarket System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319110	12-30-2010	8-6-2011
PT37 Advertorial Publication System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319112	12-30-2010	8-6-2011
PT37 Cloud Intelligence System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319116	6-30-2010	8-6-2011
PT37 Special Area Gateway System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319118	12-30-2010	8-6-2011
PT37 Financing and Loan Automatic Selection System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319120	12-30-2010	8-6-2011
PT37 Porter Communication Platform System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319122	12-30-2010	8-6-2011
PT37Open Platform Software v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319126	6-10-2010	8-6-2011
Porter Credit System Software v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319128	6-10-2010	8-6-2011
PT37 Orienting Information System v.2.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319130	12-30-2010	8-6-2011
PT37 Green Online Purchase AI System v.2.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319132	12-30-2010	8-6-2011

We have also registered the following trademarks in China:

Mark	Registration Number	Description	Valid Period
波特	8329704	construction model	June 14, 2011-June 13, 2021
波特城	17735570	construction related	October 7, 2016- October 6, 2026
波特城	17735932	security and safeguard related	October 7, 2016- October 6, 2026
波特城	17737353	advertisement related	October 7, 2016- October 6, 2026
波特城	17737756	urban planning related	October 7, 2016- October 6, 2026
波特城	17737802	pledge and loan related	October 7, 2016- October 6, 2026
	8337584	advertisement related	July 7, 2011-July 6, 2021
	8337670	computer programming related	June 7, 2011-June 6, 2021
	8348071	advertisement related	July 7, 2011-July 6, 2021
	8348092	real estate related	August 7, 2011-August 6, 2021

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

Employees

As of December 31, 2020, we had a total of 28 employees, all of whom are full-time employees. The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
Finance	4
Sales and Marketing	11
IT and Engineering	5
General and Administrative	8
Total	28

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

An outbreak of respiratory illness caused by COVID-19 emerged in late 2019 and has spread within the PRC and globally. The coronavirus is considered to be highly contagious and poses a serious public health threat. Most of our revenues and our workforce are concentrated in China. The pandemic resulted in lockdown of cities, travel restrictions, and the temporary closure of stores and facilities in China for the past few months. The negative impacts of the COVID-19 outbreak on our business have included:

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

Our results of operations, revenues and financial condition for the fiscal year 2020 were materially adversely affected by the coronavirus pandemic. If this outbreak persists, commercial activities throughout the world could be curtailed with decreased consumer spending, business operation disruptions, interrupted supply chain, difficulties in travel, and reduced workforces. The duration and intensity of disruptions resulting from the coronavirus outbreak is uncertain. It is unclear as to when the outbreak will be contained, and we also cannot predict if the impact will be short-lived or long-lasting. The extent to which the coronavirus impacts our financial results will depend on its future developments. If the outbreak of the coronavirus is not effectively controlled in a short period of time, our business operation and financial condition may be materially and adversely affected as a result of any slowdown in economic growth, operation disruptions or other factors that we cannot predict.

As the Company has working capital deficiency and accumulated deficit, there is substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern. As discussed in Note 2 to the consolidated financial statements included with this report, we had a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years as of December 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. There can be no assurance that we will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate the material weaknesses or maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected

To implement Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. Under current law, we are subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of internal controls, assuming our filing status remains as a smaller reporting company. A report of our management is included under Item 9A of this Annual Report on Form 10-K. Our management has identified the following material weaknesses in our internal control over financial reporting:

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

We are in the process of developing our business in order to meet the potentially increasing demand for our future products and services, as well as capture new market opportunities. As we continue to grow, we must continue to improve our operational and financial systems, procedures and controls, increase service capacity and output, and expand, train and manage our growing employee base. In order to fund our on-going operations and our future growth, we need to have sufficient internal sources of liquidity or access to additional financing from external sources. Furthermore, our management will be required to maintain and strengthen our relationships with our customers and other third parties. Currently, we only have 28 employees. As a result, our continued expansion has placed, and will continue to place, significant strains on our management personnel, systems and resources. We also will need to further strengthen our internal control and compliance functions to ensure that we will be able to comply with our legal and contractual obligations and minimize our operational and compliance risks. Our current and planned operations, personnel, systems, internal procedures and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

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

Mr. Zonghua Chen, our Chairman, President, Chief Executive Officer, Chief Financial Officer and the beneficial owner of 55.71% of our outstanding Common Stock owns 40% of the equity interests in Portercity and its subsidiaries, from which we derived all of our revenue in the fiscal year ended December 31, 2020, pursuant to the Contractual Arrangements. As a result, conflicts of interest may arise from time to time and these conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

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

Risks Related to the Market for our Common Stock

Our common stock is quoted on the OTC market, which may have an unfavorable impact on our stock price and liquidity.

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

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is currently a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

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

General Risk Factors

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

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted and traded on the OTC market under the symbol “ULNV.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Approximate Number of Holders of Our Common Stock

As of April 6, 2021, there were approximately 296 holders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name”. We believe the actual number of stockholders is greater than the number of holders of record.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2020 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2020 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year ended December 31, 2020.

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

Overview

On April 7, 2017, we completed the acquisition of PGL pursuant to the share purchase agreement. As a result of the acquisition, PGL became our wholly-owned subsidiary and the former shareholders of PGL became the holders of approximately 98.4% of our issued and outstanding capital stock on a fully-diluted basis. Since 2016, through our VIE entity, Porter Consulting, we have partnered with China Payment Technology Co., Ltd., a third-party online payment service provider (“China Payment”) to promote China Payment’s online payment platform to companies and businesses in Shenzhen and in return share a portion of the processing fees earned by China Payment as commission. Porter Consulting also partners with Shenzhen Xinghua Tongfu Technology Co., Ltd., a third-party online payment service provider (“Shenzhen Tongfu”), under which Porter Consulting agreed to promote Shenzhen Tongfu’s online payment platform, including the Point of Sale (POS) system, to companies and businesses in China and in return obtain a certain amount of commission based on the volume of trading through such online payment platform

As a newly established company with limited operation history, we are at the early stage of developing our O2O business and our goal is to become a leading innovative O2O business platform operator providing both online E- commerce and offline physical business facilities to our merchant customers, where they can conduct business, interact with their existing and potential end-consumers face to face. Different from most other O2O companies, which often lack of integrated platforms, our goal is to provide one-stop services for our customers through our integrated online and offline platforms. As described fully below, we are developing and intend to offer products and services including both hosting our online marketplaces, www.pt37.com and www.17yugo.com for our merchant clients to post and sell their products and services online and managing and operating physical business facilities, Porter City, that our online merchant clients can utilize to conduct their businesses offline. We are currently developing merchant clients who are engaged in businesses including manufacturing, real estate, trade and financing. In the future, we intend to expand our merchant client base to industries of big data, new materials, new energy, green food and environment protection. In addition, we are planning to collaborate with key opinion leaders (“KOLs”) to promote the merchandises on our e-commerce platform.

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

Update on COVID-19

The ongoing coronavirus pandemic that first surfaced in China and is spreading throughout the world has had a material adverse effect on our industry and the markets in which we operate. Most of our revenues and our workforce are concentrated in China. The epidemic has caused our customers to take longer time to make payments, which subjects us to increased credit exposures. The pandemic also impeded our ability to recruit new clients and made us postpone providing services to existing clients. Travel restrictions also limited clients’ ability to visit and meet us in person, which made it harder to build trust and engage clients. Updates of products information on our e-commerce platform and the delivery of goods were also delayed due to the late resumption of work by manufacturers. The imported goods on our platform face more challenges as the pandemic continues outside China, and our distribution channel has been disrupted as the operations of our distributors are interrupted by the outbreak. The foregoing adverse impacts might be mitigated as quarantines across China have been lifted as of late March 2020 and the Chinese government has rolled out an array of favorable fiscal measures. We are currently negotiating with customers on their payment issues and allow them to pay after resuming operations. We will closely monitor these accounts receivable, and already recorded sufficient allowance for doubtful accounts and write-offs per our assessment.

However, as the coronavirus outbreak continues to spread beyond China, the extent to which the coronavirus impacts our operations and results in the long-term will depend on future developments, including, among others, actions of the Chinese government to contain imported infections, which are highly uncertain and cannot be reasonably predicted. Our total revenues for the fiscal year ended December 31, 2020 have decreased significantly as compared with the fiscal year of 2019. There is no guarantee that our total revenues during the fiscal year ending December 31, 2021 will not continue to decline. The outbreak has been evolving rapidly. At present, management is actively looking for a business breakthrough to increase revenue in 2021. We will continue to monitor and mitigate developments affecting our workforce, our customers, and the public at large to the extent we are able to do so. See “Risks Related to Our Business—Our business operations have been and may continue to be materially and adversely affected by the outbreak of the coronavirus (COVID-19).”

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

The following table sets forth key components of our results of operations during the years ended December 31, 2020 and 2019, both in dollars and as a percentage of our revenue.

	Years Ended December 31,
	2020		2019
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$550,249	100.00	$3,382,586	100.00
Cost of revenue	(404,625)	(73.53)	(1,544,166)	(45.65)
Gross profit	145,624	26.47	1,838,420	54.35
Operating expenses
General and administrative expenses	(2,488,857)	(452.32)	(2,519,338)	(74.48)
Loss from operations	(2,343,233)	(425.85)	(680,918)	(20.13)
Other income	33,106	6.02	111,325	3.29
Loss before income taxes	(2,310,127)	(419.83)	(569,593)	(16.84)
Income tax expense	-	-	(1,055)	(0.03)
Net loss	(2,310,127)	(419.83)	(570,648)	(16.87)
Less: Net (loss) income attributable to non-controlling interests	(21,643)	(3.93)	3,688	0.11
Net loss attributable to Porter Holding International Inc. common stockholders	$(2,288,484)	(415.90)	$(574,336)	(16.98)

Revenue. Our revenue was $550,249 for the year ended December 31, 2020, compared to $3,382,586 for the same period last year. One of our major revenue streams is to provide various consulting services to our customers, especially those who have the intention to be publicly listed primarily on the stock exchanges in the United States, and service income from the provision of these consulting services totaled $306,297 and $2,801,340 for the years ended December 31, 2020 and 2019, respectively. The significant decrease was mainly attributable to the impacts of COVID-19 and depressed market demand. Starting in 2019, the Company provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels and promotion strategy and capital market operation, through live and online sessions. The service income from providing training services totaled $138,776 and $380,223 for the year ended December 31, 2020 and 2019. Through Porter Consulting we also promote the payment service of a third-party payment service provider to merchants in Shenzhen and in return share a portion of the processing fees earned by the third-party payment service provider as commission. Our commission totaled $46,491 and $84,930 for the years ended December 31, 2020 and 2019, respectively. The approximately 50% decline in commission for 2020 was also the result of the COVID-19 pandemic and nationwide economic slowdowns. Revenue of $28,996 and $31,697 were generated from cosmetic trading business for the years ended December 31, 2020 and 2019, respectively. Revenue of others were $29,689 and $84,396 for the year ended December 31, 2020 and 2019, respectively.

Due to the impact of COVID-19, the Company, starting from the first quarter of 2020, determines to require upfront payments prior to performing investment and corporate management consulting services in order to ensure collection of service fees.

Cost of revenue. Our cost of revenue was $404,625 for the year ended December 31, 2020, compared to $1,544,166 for the same period last year. Cost of revenue refers to the cost incurred in performing consulting services, third-party payment service and other business. The cost of consulting service arises from shell acquisitions, and legal and accounting advisory service outsourced to third-party service providers. The decrease of cost of revenue is in line with the decrease of revenue.

Gross profit and gross margin. Our gross profit was $145,624 for the year ended December 31, 2020, compared with a gross profit of $1,838,420 for the same period last year. Gross profit as a percentage of revenue (gross margin) was 26.47% for year ended December 31, 2020, compared to 54.35% for year ended December 31, 2019. The decrease of gross profit was mainly due to the decrease of business demand and suspension of business operations as a result of COVID-19.

General and administrative expenses. As shown below, our general and administrative expenses consist primarily of bad debt provision, compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. $1,051,816 of bad debt provision was recorded during the year ended December 31, 2020 which was increased by $578,187 compared to year 2019. The major reason was due to the impact of COVID-19 that the Company encountered further uncertainties in accounts collectability related to the receivables incurred during year 2019. The Company assessed that the collectability being not probable and hence provide bad debt provision for majority of receivable from the investment and corporate management consulting services. Besides, our general and administrative expenses decreased by $30,481 to $2,488,857 for the year ended December 31, 2020, from $2,519,338 for the same period in 2019. Salary and staff benefits decreased $585,938 was due to the reduction of the basic salary as a result of fewer working days than usual as employees had to stay at home caused by COVID-19 since the beginning of 2020. In addition, there was a decrease of legal and professional fees by $26,537 compared to the prior year.

	2020		2019		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and staff benefits	$491,104	19.73	$1,077,042	42.75	$(585,938)	(54.40)
Lease and management fee	336,534	13.52	314,213	12.47	22,321	7.10
Legal and professional fees	423,030	17.00	449,567	17.84	(26,537)	(5.90)
Depreciation and amortization	38,627	1.55	33,131	1.32	5,496	16.59
Bad debt provision	1,051,816	42.26	473,629	18.80	578,187	122.08
Impairment	86,428	3.47	-	-	86,428	-
Others	61,318	2.46	171,756	6.82	(110,438)	(64.30)
Total	$2,488,857	100.00	$2,519,338	100.00	$(30,481)	(1.21)

Income tax expense. Our Income tax expense was nil and $1,055 for the years ended December 31, 2020 and 2019, respectively.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $2,310,127 for the year ended December 31, 2020 compared with the net loss of $570,648 in 2019.

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

Liquidity and Capital Resources

Working Capital

	December 31, 2020	December 31, 2019
Current Assets	$425,149	$1,398,210
Current Liabilities	3,539,288	2,435,885
Working Capital Deficiency	$(3,114,139)	$(1,037,675)

As of December 31, 2020, we had cash of $24,912. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties. The working capital deficiency was improved subsequently due to loans from shareholder with approximately $1.4 million as well as compensation of approximately $0.5 million received due to the termination of investment project at Weifang. During January 2021, Weifang Portercity has agreed with the local government to terminate a project, which was signed on August 25, 2018 for Weifang Portercity to facilitate the investment and promote business opportunities for Weifang region, as the local government changed the development strategy. Consequently, Weifang Portercity received a compensation of approximately $0.5 million as compensation for its up front establishment including office renovation, office equipment and supplies.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.

As of December 31, 2020, we had working capital deficiency of $3,114,139 as compared to working capital deficiency of $1,037,675 as of December 31, 2019.

As of December 31, 2020, our cash balance was $24,912 and our current liabilities exceed current assets by $3,114,139 which together with continued losses from operations raises substantial doubt about our ability to continue as a going concern. The Company’s operating results for future periods are subject to uncertainties and it is uncertain if the management will be able to achieve profitability and continued growth for the foreseeable future. If the management is not able to increase revenue and manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

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

We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) our recurring losses from operations, including approximately $2,288,484 net loss attributable to our stockholders for the year ended December 31, 2020, (2) our accumulated deficit of approximately $4,489,416 as of December 31, 2020 and (3) the fact that we had negative operating cash flows of approximately $916,939 for the year ended December 31, 2020.

In evaluating if there is substantial doubt about our ability to continue as a going concern, we are trying to alleviate the going concern risk through (1) increasing cash generated from operations by controlling operating expenses and increasing more live steaming e-commerce events to bring up e-commerce revenue, (2) financing from domestic banks and other financial institutions, and (3) equity or debt financing. We have certain plans to mitigate these adverse conditions and to increase the liquidity of the Company.

On an on-going basis, the Company also received and will continue to receive financial support commitments from the Company’s related parties.

Our cash balance as of December 31, 2020 will not be sufficient to support our operations for the next 12 months after the date that the financial statements issued. We have several actions to implement as mentioned above. However, if we are unable to obtain the necessary additional capital on a timely basis and on acceptable terms, we will be unable to implement our current plans for expansion, repay debt obligations or respond to competitive market pressures, which will have negative influence upon our business, prospects, financial condition and results of operations.

The negative operating results of cash flow and working capital for the year ended December 31, 2020 raise substantial doubt about our ability to continue as a going concern. Our continued operations are highly dependent upon our ability to increase revenues and if needed complete equity and/or debt financing.

We believe if we are unable to obtain our resources to fund operations, we may be required to delay, scale back or eliminate some or all of our planned operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

	Years Ended December 31,
	2020	2019
Net cash used in operating activities	$(916,939)	$(588,575)
Net cash provided by investing activities	67,494	2,278
Net cash provided by financing activities	608,542	153,978
Effect of exchange rate changes on cash	41,082	(71,069)
Net decrease in cash	(199,821)	(503,388)
Cash at the beginning of year	224,733	728,121
Cash at the end of year	$24,912	$224,733

Operating Activities

Net cash used in operating activities was $916,939 for the year ended December 31, 2020, as compared to $588,575 net cash used in operating activities for the year ended December 31, 2019. The net cash used in operating activities for the year ended December 31, 2020 was mainly due to our net loss of $2,310,127, the decrease in operating lease liability of $317,389, partially offset by a decrease in prepayments and other receivables of $12,615 and an increase in accrual and other payables of $202,791. The net cash used in operating activities for the year ended December 31, 2019 was mainly due to our net loss of $570,648, an increase in account receivables of $840,464, an increase in prepayments and other receivables of $65,901 and a decrease in operating lease liability of $241,476, partially offset by the increase in accounts payable of $128,739, and deferred revenue of $262,876.

Investing Activities

Net cash provided by investing activities was $67,494 for the year ended December 31, 2020, as compared to $2,278 net cash provided by investing activities for the year ended December 31, 2019. The net cash provided by investing activities for the year ended December 31, 2020 was mainly attributable to the purchase of $3,594 of equipment, $20,277 of intangible assets and offset by $91,365 proceeds from disposal of investments. The net cash provided by investing activities for the year ended December 31, 2019 was mainly attributable to the business combination of Maihuolang E-commerce.

Financing Activities

Net cash provided by financing for the year ended December 31, 2020 was $608,542, as compared to $153,978 provided by financing activities for the year ended December 31, 2019. For the year ended December 31, 2020, we obtained proceeds from sales of non-controlling interests of $71,502, advances of $3,352,297 from shareholders, repaid $2,815,257 to shareholders. During the year of December 31, 2019, we obtained proceeds from sales of non-controlling interests of $289,514, advances of $7,120,343 from shareholders, repaid $6,905,449 to shareholders and $350,430 to related parties.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of December 31, 2020:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts due to shareholders	$2,046,988	$2,046,988	-	-	$-
Leases	419,432	164,126	255,306	-	-
TOTAL	$2,466,420	$2,211,114	$255,306	$-	$-

Our cash balance as of December 31, 2020 will not be sufficient to support our operations for the next 12 months after the date that the financial statements issued. We may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Capital Expenditures

We incurred capital expenditures of $23,871 and $3,843 for the years ended December 31, 2020 and 2019, respectively.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

We regularly evaluate the accounting policies and estimates that we use to make budgetary and financial statement assumptions. A complete summary of these policies is included in the notes to our consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management. The discussion of our critical accounting policies contained in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies,” is incorporated herein by reference.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Porter Holding International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Porter Holding International, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in deficit and cash flows for the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company records an accumulated deficit as of December 31, 2020, and the Company currently has net working capital deficit, continued net losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of long-lived assets

Description of Critical Audit Matter

As discussed in Note 2 to the consolidated financial statements, the Company evaluated the recoverability of long-lived assets, including equipment with finite lives, intangible assets subject to amortization and operating lease right-of-use assets, whenever events or changes in circumstances, such as a significant adverse change to market conditions that will impact the future use of the assets, indicate that the carrying value of an asset may not be recoverable. As of December 31, 2020, the Company had working capital deficiency and accumulated deficiency. Besides, the Company has the recurring losses from operations and negative operating cash flows for the year ended December 31, 2020. The Company considered these as indicators that certain long-lived tangible assets may be impaired as of December 31, 2020. Due to challenging industry and economic conditions, the Company tested its long-lived assets during the year ended December 31, 2020. The Company’s evaluation of long-lived assets is primarily using estimated future undiscounted cash flows over its remaining lease term to its carrying value. In order to access there is any impairment of operating lease right-of-use assets, the Company tested whether the asset can be recovered in a few aspects, including, current and future plan of utilization of the lease space, continuity of the lease and fund for the future lease payment.

We identified the evaluation of the impairment analysis for long-lived assets as a critical audit matter because of the significant estimates and assumptions management used. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address these critical audit matters included the following:

●	We obtained an understanding and evaluated the reasonableness of management’s process for developing the undiscounted cash flow and the assumptions of the operating lease right-of-use assets.

●	We observed the current utilization of lease space and gained understanding of the management’s intention and ability of continuity of the lease.

/s/ Friedman LLP

We have served as the Company’s auditor since 2019.

New York, New York

April 15, 2021

PORTER HOLDING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

(In U.S. dollars)

	2020	2019

ASSETS
CURRENT ASSETS
Cash	$24,912	$224,733
Accounts receivable, net of $30,933 and $3,065 allowance for doubtful accounts as of December 31, 2020 and 2019, respectively	18,502	1,079,316
Prepayments and other receivables	46,315	94,161
Due from shareholders	335,420	-
Total current assets	425,149	1,398,210

NON-CURRENT ASSETS
Long-term rental deposits	38,592	63,946
Long-term prepayments	5,758	5,589
Equipment, net	24,434	49,936
Intangible assets, net	-	257,141
Operating lease right-of-use assets	539,945	891,733
Goodwill	-	34,297
Total non-current assets	608,729	1,302,642

TOTAL ASSETS	$1,033,878	$2,700,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$145,644	$134,798
Accruals and other payables	683,482	120,692
Deferred revenue	355,398	288,330
Taxes payable	91,596	134,405
Amounts due to shareholders	2,046,988	1,433,151
Amounts due to related parties	-	1,106
Operating lease liabilities – current	216,180	323,403
Total current liabilities	3,539,288	2,435,885

NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	347,656	604,597
TOTAL LIABILITIES	3,886,944	3,040,482

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 750,000,000 shares authorized, 508,110,000 shares issued and outstanding as of December 31, 2020 and 2019	508,110	508,110
Additional paid-in capital	1,128,241	1,077,986
Accumulated deficit	(4,489,416)	(2,200,932)
Accumulated other comprehensive income	(80,923)	92,800
Total Porter Holding International, Inc. stockholders’ deficit	(2,933,988)	(522,036)

Non-controlling interests	80,922	182,406
Total deficit	(2,853,066)	(339,630)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,033,878	$2,700,852

The accompanying notes are an integral part of these consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(In U.S. dollars)

	2020	2019

REVENUE	$550,249	$3,382,586

COST OF REVENUE	(404,625)	(1,544,166)

GROSS PROFIT	145,624	1,838,420

OPERATING EXPENSES	(2,488,857)	(2,519,338)

LOSS FROM OPERATIONS	(2,343,233)	(680,918)

OTHER INCOME, NET	33,106	111,325

NET LOSS BEFORE TAXES	(2,310,127)	(569,593)

Income tax expense	-	(1,055)

NET LOSS	(2,310,127)	(570,648)

Less: Net (loss) income attributable to non-controlling interests	(21,643)	3,688

Net loss attributable to Porter Holding International, Inc. common stockholders	(2,288,484)	(574,336)

Other comprehensive loss
Foreign currency translation loss	(168,843)	(2,555)

Total Comprehensive loss	(2,478,970)	(573,203)
Less: comprehensive (loss) income attributable to non-controlling interests	(16,763)	2,007

Comprehensive loss attributable to Porter Holding International, Inc. common stockholders	$(2,462,207)	$(575,210)

Basic and diluted loss per share	$- *	$- *

Weighted average number of common shares outstanding - basic and diluted	508,110,000	508,110,000

* Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(In U.S. dollars)

	Porter Holding International, Inc. Stockholders
	Common stock		Additional		Accumulated other	Non-
	Number		paid-in	Accumulated	comprehensive	controlling
	of shares	Amount	capital	deficit	income (loss)	interests	Total
Balance at December 31, 2018	508,110,000	$508,110	$400,561	$(1,626,596)	$93,674	$55,817	$(568,434)

Capital contribution from shareholders	-	-	512,493	-	-	-	512,493

Capital contribution	-	-	164,932	-	-	124,582	289,514

Net loss	-	-	-	(574,336)	-	3,688	(570,648)

Foreign currency translation adjustment	-	-	-	-	(874)	(1,681)	(2,555)

Balance at December 31, 2019	508,110,000	$508,110	$1,077,986	$(2,200,932)	$92,800	$182,406	$(339,630)

Sales of subsidiary shares to non-controlling interests	-	-	50,255	-	-	21,247	71,502

Disposal of a subsidiary	-	-	-	-	-	(105,968)	(105,968)

Net loss	-	-	-	(2,288,484)	-	(21,643)	(2,310,127)

Foreign currency translation adjustment	-	-	-	-	(173,723)	4,880	(168,843)

Balance at December 31, 2020	508,110,000	$508,110	$1,128,241	$(4,489,416)	$(80,923)	$80,922	$(2,853,066)

The accompanying notes are an integral part of these consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(In U.S. dollars)

	2020	2019

Cash flows from operating activities
Net loss	$(2,310,127)	$(570,648)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Impairment on goodwill	34,584	-
Impairment on intangible asset and equipment	51,844	-
Gain on disposal of a subsidiary	(4,791)	-
Depreciation and amortization	38,627	33,131
Gain on disposal of equipment	-	(50)
Amortization of operating lease right-of-use assets	307,954	231,824
Bad debt expense	1,051,816	476,694
Changes in assets and liabilities
Accounts receivable	2,691	(840,464)
Prepayments and other receivables	12,615	(65,901)
Operating lease liabilities	(317,389)	(241,476)
Accounts payable	1,722	128,739
Accruals and other payables	202,791	(11,139)
Deferred revenue	59,675	262,876
Tax payable	(48,951)	7,839
Net cash used in operating activities	(916,939)	(588,575)

Cash flows from investing activities
Purchase of equipment	(3,594)	(3,843)
Purchase of intangible asset	(20,277)	-
Proceeds from disposal of investments	91,365	-
Cash acquired through business combination	-	4,963
Proceed from disposal of equipment	-	1,158
Net cash provided by investing activities	67,494	2,278

Cash flows from financing activities
Sales of subsidiary shares to non-controlling interests	71,502	289,514
Repayments to related parties	-	(350,430)
Advances from shareholders	3,352,297	7,120,343
Repayments to shareholders	(2,815,257)	(6,905,449)
Net cash provided by financing activities	608,542	153,978

Effect of exchange rates on cash	41,082	(71,069)

Net decrease in cash	(199,821)	(503,388)

Cash at beginning of year	224,733	728,121

Cash at end of year	$24,912	$224,733

Supplemental of cash flow information
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$-
Non-cash financing activities:
Operating lease asset obtained in exchange for operating lease obligation	$-	$1,184,455
Capital contribution from shareholders	$-	$512,493

The accompanying notes are an integral part of these consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2020 AND 2019

(In U.S. dollars)

1.	ORGANIZATION AND BUSINESS

Porter Holding International, Inc. (formerly known as Uni Line Corp., “ULNV” or the “Company”) was incorporated in the State of Nevada on September 5, 2013.

As of December 31, 2020, the Company has subsidiaries incorporated in countries and jurisdictions including the People’s Republic of China (“PRC”), Hong Kong, and Seychelles As of December 31, 2020, the Company also effectively controls a number of variable interest entities (“VIEs”) through the Primary Beneficiaries, as defined below. The VIEs include:

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

In August 2019, Porter E-Commerce acquired 60% of the equity interest in Shenzhen Qianhai Maihuolang E-commerce Co., Ltd. (“Maihuolang E-commerce”), which is engaged in the business of online E-commerce (See Note 3 – Business combinations). In October 2019, the shareholders of Maihuolang E-commerce resolved that the registered capital from RMB 5,000,000 ($718,205) to RMB 5,263,157 ($756,005), and such increase in registered capital would be contributed by the non-controlling interest shareholder. Consequently, the equity interest in Maihuolang E-commerce owned by the Company was changed to 57%. On July 15, 2020, Porter E-Commerce entered into an Equity Transfer Agreement (the “Agreement”) with Mr. Kezhan Ma, whereby Porter E-Commerce transferred its 57% equity interests in Maihuolang E-Commerce to Mr. Kezhan Ma, for cash consideration of RMB 650,000 (approximately $95,735) which amount is received on July 27, 2020. The Company did not report the operation of Maihuolang E-commerce as discontinued operation as the sale did not represent a strategic shift that would have a major effect on the Company’s operations and financial results. An impairment loss of $52,603 and a disposal gain of $4,791 were recognized.

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

As of December 31, 2020, the Company had working capital deficiency of $3,114,139 as compared to working capital deficiency of $1,037,675 as of December 31, 2019. The working capital deficiency was improved subsequently due to loans from shareholder with approximately $1.4 million as well as compensation of approximately $0.5 million received due to the termination of investment project at Weifang. During January 2021, Weifang Portercity has agreed with the local government to terminate a project, which was signed on August 25, 2018 for Weifang Portercity to facilitate the investment and promote business opportunities for Weifang region, as the local government changed the development strategy. Consequently, Weifang Portercity received a compensation of approximately $0.5 million as compensation for its up front establishment including office renovation, office equipment and supplies.

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

The Company has considered whether there is substantial doubt about the ability to continue as a going concern due to (1) its recurring losses from operations, including approximately $2,288,484 net loss attributable to its stockholders for the year ended December 31, 2020, (2) the accumulated deficit of approximately $4,489,416 as of December 31, 2020 and (3) the fact that the Company had negative operating cash flows of approximately $916,939 for the year ended December 31, 2020.

In evaluating if there is substantial doubt about the ability to continue as a going concern, the Company are trying to alleviate the going concern risk through (1) increasing cash generated from operations by controlling operating expenses and increasing more live streaming  e-commerce events to bring up e-commerce revenue, (2) financing from domestic banks and other financial institutions, and (3) equity or debt financing. The Company has certain plans to mitigate these adverse conditions and to increase the liquidity.

On an on-going basis, the Company also received and will continue to receive financial support commitments from the Company’s related parties.

As of December 31, 2020, the Company’s cash balance was $24,912 and its current liabilities exceed current assets by $3,114,139 which together with continued losses from operations raises substantial doubt about its ability to continue as a going concern. The Company’s cash balance as of December 31, 2020 will not be sufficient to support the operations for the next 12 months after the date that the consolidated financial statements are issued. The Company have several actions to implement as mentioned above. However, if the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, or unable to increase revenue and manage operating expenses in line with revenue forecasts, the Company will not be able to implement its current plans for expansion, repay debt obligations or respond to competitive market pressures, which will have negative influence upon the business, prospects, financial condition and results of operations.

The Company believes if the Company are unable to obtain the resources to fund operations, the Company may be required to delay, scale back or eliminate some or all of its planned operations, which may have a material adverse effect on the business, results of operations and ability to operate as a going concern.

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

Use of Estimates

The preparation of these consolidated financial statements requires management of the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its consolidated financial statements.

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the Company’s business, and adversely impact its results of operations. During the year ended December 31, 2020, the Company faced increasing uncertainties around its estimates of revenue collectability and accounts receivable credit losses. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Its estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its consolidated financial statements.

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

The consolidation also includes non-controlling interest which mainly consists of an aggregate of 40% of the equity interests of Weifang Portercity and 15% of the equity interests of Porter Consulting held by an entity. The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the results of the Company are presented on the consolidated statement of operations as an allocation of the total income or loss for the year between non-controlling interest holders and the shareholders of the Company.

VIE Consolidation

The Company’s VIEs with the exception of Weifang Portercity and Porter Consulting, are wholly owned by Mr. Zonghua Chen and Ms. Xiaomei Xiong as nominee shareholders. For the consolidated VIEs, management made evaluations of the relationships between the Company and the VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Company controls the shareholders’ voting interests in these VIEs. As a result of such evaluation, management concluded that the Company is the primary beneficiary of its consolidated VIEs.

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

The following financial information of the Company’s consolidated VIEs (including subsidiary of VIEs) is included in the accompanying consolidated financial statements:

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$13,013	$203,037
Accounts receivable, net	3,132	1,021,078
Prepayments and other receivables	46,026	94,116
Due from shareholders	435,975	-
Amount due from the Company and its non-VIE subsidiaries(1)	441,759	205,856
Total current assets	939,905	1,524,087

NON-CURRENT ASSETS
Long term rental deposit	38,592	63,946
Long term prepayment	5,758	5,589
Equipment, net	23,410	48,566
Intangible assets, net	-	257,141
Operating lease right-of-use assets	539,945	891,733
Goodwill	-	34,297
Total non-current assets	607,705	1,301,272

TOTAL ASSETS	$1,547,610	$2,825,359

CURRENT LIABILITIES
Accounts payable	$145,644	$134,798
Accruals and other payables	645,073	99,836
Deferred revenue	355,398	288,330
Tax payable	91,596	134,394
Amounts due to shareholders of the Company	2,294,151	1,618,720
Operating lease liability - current	216,180	323,403
Total current liabilities	3,748,042	2,599,481

NON-CURRENT LIABILITIES
Operating lease liability - non-current	347,656	604,597
TOTAL LIABILITIES	$4,095,698	$3,204,078

(1) Amount due from the Company and its non-VIE subsidiaries consists of intercompany from other non-VIE subsidiaries within the Company.

	2020	2019

Net revenue	$471,518	$3,042,340
Net loss	$(1,969,711)	$(635,950)

	2020	2019

Net cash used in operating activities	$(537,112)	$(578,618)
Net cash provided by investing activities	67,494	2,246
Net cash provided by financing activities	277,186	259,256

Revenue Recognition

The Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer. Due to impact of COVID-19, the Company, starting from first quarter of 2020, determines to receive cash prior to performing investment and corporate management consulting services in order to ensure probable collection of consideration and hence existence of a contract; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation.

Revenues are recognized when control of the promised goods or services is transferred to the customers, which may occur at a point in time or over time depending on the terms and conditions of the agreement, in an amount that reflects the consideration the Company expect to be entitled to in exchange for those goods or services.

The Company via Porter Consulting earned commissions of $46,491 and $84,930 for the years ended December 31, 2020 and 2019 respectively, primarily from a third-party payment service provider when China UnionPay card transactions are completed and settled. Revenue related to commissions is recognized in the consolidated statement of operations at the time when the underlying transaction is completed.

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

Under ASC Topic 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to perform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. Each phase of consulting services is standalone and fees associated with each phase are usually clearly identified in service agreements. Revenue from providing Phase I and Phase II consulting services to customers is recognized based on the output methods, including surveys of performance completed to date or milestones reached of each phase only when the Company has an enforceable right to payment for performance completed to date. Otherwise, such revenue is recognized at a point in time when services are delivered and accepted by customers. Revenue from providing Phase III consulting services to customers is recognized upon completion of reverse merger transaction or IPO transaction, which is evidenced by filing of 8-K for reverse merger transaction or receipt of effective notice from regulatory agencies for IPO transaction. Revenue that has been billed, collected but not yet recognized is reflected as deferred revenue on the consolidated balance sheets.

Depending on the complexity of the underlying service arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earnings process occurs. Depending on the magnitude of specific revenue arrangements, adjustment may be made to the judgments, assumptions and estimates regarding contracts executed in any specific period. Service income from consulting services, totaled $306,297 and $2,801,340 for the years ended December 31, 2020 and 2019, respectively, is recognized when the service is performed.

In accordance with ASC 606, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned by PPBGL as commissions. When the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenues should be recorded on a gross basis. When the Company is not the primary obligor, does not bear the inventory risk and does not have the ability to establish the price, revenues are recorded on a net basis. The Company determined that it is not the primary obligor in its cosmetic trading business. For the years ended December 31, 2020 and 2019, the Company recognized a net revenue of  $28,996  and $31,697, when control of the products has transferred, being at the point the products are delivered to the customer and the customer has accepted the products, and there is no unfulfilled obligation that could affect the customer’s acceptance of the products.

Starting from the first quarter of 2019, the Company, via PPBGL, Maihuolang E-commerce and Porter Commercial, provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels and promotion strategy, and capital market operation, via live and online sessions. Under ASC Topic 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to perform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The fees associated with the course of training sessions are clearly identified in service agreements. Training service revenue is recognized at the time when the training sessions stipulated in the contract are completed. The Company recognized $138,776 and $380,223 for the year ended December 31, 2020 and 2019.

The revenue from Maihuolang E-commerce, which was disposed during July 2020, was $41,745 and $54,988 during the year ended December 31, 2020 and 2019, respectively.

Practical expedients and exemption

The company has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

Revenue by major product line

	2020	2019

Investment and corporate management consulting services	$306,297	$2,801,340
Training service	138,776	380,223
Third-party payment service	46,491	84,930
Cosmetic trading business	28,996	31,697
Others	29,689	84,396
	$550,249	$3,382,586

Revenue by recognition over time vs point in time

	2020	2019

Revenue by recognition over time	$306,297	$2,471,151
Revenue by recognition at a point in time	243,952	911,435
	$550,249	$3,382,586

Revenue by recognition gross vs net

	2020	2019

Revenue by recognition gross	$538,190	$3,350,889
Revenue by recognition net	12,059	31,697
	$550,249	$3,382,586

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

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. The Company had no uncertain tax position as of December 31, 2020 and 2019.

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

In January 2018, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to provide guidance for companies that have not completed their accounting for the income tax effects of the 2017 Tax Act in the period of enactment. Specifically, SAB 118 states that companies that have not completed accounting for the effects of the 2017 Tax Act by financial reporting deadlines may report provisional amounts based on reasonable estimates for items for which the accounting is incomplete. Those provisional amounts will be subject to adjustment during a measurement period that begins in the reporting period that includes the 2017 Tax Act’s enactment date and ends when a company has obtained, prepared and analyzed the information needed to complete the accounting requirements under ASC 740 Income Taxes. The measurement period should not extend beyond one year from the enactment date. Furthermore, SAB 118 states that if a company cannot make a reasonable estimate for an income tax effect, it should not account for that effect until it can make such an estimate. The standard did not have a material impact on the consolidated financial statements.

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

The Company has determined that it cannot make a reasonable estimate of the income tax effect with respect to global intangible low taxed income (GILTI) provisions of the 2017 Tax Act. The GILTI provisions allow companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the entity is subject to the rules or (ii) account for GILTI in the entity’s measurement of deferred taxes. Refer to the Note 11 – “Income Taxes” for further discussion on the impact of tax laws enacted during 2017.

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

Translation of amounts from RMB and HKD into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2020	RMB6.5250 to $1	HKD7.7534 to $1
December 31, 2019	RMB6.9618 to $1	HKD7.7894 to $1

Statement of operation and cash flows items
For the year ended December 31, 2020	RMB6.9042 to $1	HKD7.7559 to $1
For the year ended December 31, 2019	RMB6.9081 to $1	HKD7.8351 to $1

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

Long-Lived Assets

Long-lived assets consist primarily of equipment with finite lives and intangible assets subject to amortization.

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

As of December 31, 2020 and 2019, $10,816 and nil of impairment of equipment was recognized, respectively. The Company evaluated the impairment of equipment by going concern issues.

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

As of December 31, 2020 and 2019, $41,028 and nil of impairment of intangible assets was recognized, respectively. Since the considerations to be received for the disposal of 57% ownership of Maihuolang E-Commerce in July 2020 was lower than the related net carrying value, $18,019 impairment was made to the intangible assets, on top of the full impairment of goodwill. Besides, the Company further impaired remaining $23,009 of intangible assets during the impairment assessment as of December 31, 2020.

Impairment of Long-lived Assets

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

The Company recognized impairment loss of $51,844 and nil for other long-lived assets as of December 31, 2020 and December 31, 2019, respectively.

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

During the year ended December 31, 2020 and 2019, the Company performed goodwill impairment testing. Based on the impairment test result per the fact that the considerations to be received for the disposal of 57% ownership of Maihuolang E-Commerce in July 2020 was lower than the related net carrying value, the Company fully impaired the goodwill of $34,584 as of December 31, 2020.

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

	2020		2019

Net loss attributable to Porter Holding International, Inc.	$(2,288,484)		$(574,336)

Weighted average number of common shares outstanding - basic and diluted	508,110,000		508,110,000

Basic and diluted loss per share	$-	*	$-	*

* Less than $0.01 per share

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding as of December 31, 2020, and 2019.

Segments

The Company evaluates a reporting unit by first identifying its operating segments, and then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meets the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company has two reportable segments in consulting services, as well as training services and others in the periods presented while the remaining segments collectively consists of less than 10% of the revenue.

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

The Company recognized no impairment of ROU assets as of December 31, 2020 and December 31, 2019.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the consolidated balance sheets.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2018, the FASB released ASU 2018-2, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This standard update addresses a specific consequence of the Tax Cuts and Jobs Act (the “Tax Act”) and allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Act. Consequently, the update eliminates the stranded tax effects that were created as a result of the historical U.S. federal corporate income tax rate to the newly enacted U.S. federal corporate income tax rate. The Company is required to adopt this standard in the first quarter of fiscal year 2020, with early adoption permitted. The amendments in this update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted this ASU in the first quarter of 2020 prospectively and the new standard did not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements under ASC 820. This ASU is to be applied on a prospective basis for certain modified or new disclosure requirements, and all other amendments in the standard are to be applied on a retrospective basis. The new standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this ASU in the first quarter of 2020 and the new standard did not have a material impact on the consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update No. 2016-13,“Financial Instruments - Credit Losses (Topic 326)” ("ASU 2016-13"). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023.The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its consolidated financial statements, particularly its recognition of allowances for accounts receivable.

In December 2019, the FASB issued ASU 2019-12, income Taxes — Simplifying the Accounting for Income Taxes serves to simplify the accounting for income taxes by removing certain following Codification exceptions, including exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment. This guidance will be effective after December 15, 2020, with early adoption permitted. The Company will adopt the new standard effective January 1, 2021 and does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities, Investments—Equity Method and Joint Ventures, and Derivatives and Hedging, which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. This guidance will be effective in the first quarter of 2021 on a prospective basis, with early adoption permitted. The Company will adopt the new standard effective January 1, 2021 and does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the consolidated financial position, statements of operations and cash flows.

3.	BUSINESS COMBINATIONS

Acquisition

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

Disposition

On July 15, 2020, Porter E-Commerce entered into the Agreement with Mr. Kezhan Ma, whereby Porter E-Commerce transferred its 57% equity interests in Maihuolang E-Commerce to Mr. Kezhan Ma, for cash consideration of RMB 650,000 (approximately $95,735) which amount is received on July 27, 2020. The Company did not report the operation of Maihuolang E-commerce as discontinued operation as the sale did not represent a strategic shift that would have a major effect on the Company’s operations and financial results. An impairment loss of $52,603 and a disposal gain of $4,791 were recognized.

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	December 31, 2020	December 31, 2019

Billed	$46,303	$61,303
Unbilled	3,132	1,021,078
Accounts receivable	$49,435	$1,082,381
Less: allowance for doubtful accounts	(30,933)	(3,065)
	$18,502	$1,079,316

The following table sets forth the movement of allowance for doubtful accounts:

	December 31, 2020	December 31, 2019

Beginning	$3,065	$-
Additions	1,051,816	476,694
Write off	(1,023,948)	(470,696)
Exchange rate difference	-	(2,933)
Balance	$30,933	$3,065

During the year ended December 31, 2020, the Company encountered further uncertainties of collectability due to impact of COVID-19. As such, for the year ended December 31, 2020, the Company wrote off $1,023,948 of uncollectible accounts receivable, which was related to the receivables incurred during the year ended December 31, 2019. The Company assessed that the collectability being not probable and hence provide bad debt provision for majority of receivable from the investment and corporate management consulting services.

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	December 31, 2020	December 31, 2019

Prepayments	$10,448	$53,998
Others	35,867	40,163
	$46,315	$94,161

As of December 31, 2020 and 2019, prepayments mainly represented the prepaid cost of consulting services.

6.	EQUIPMENT, NET

Equipment, net consist of the following:

	December 31, 2020	December 31, 2019

Office and computer equipment	$185,009	$170,455
Less: Accumulated depreciation	(149,130)	(120,519)
	35,879	49,936
Impairment	(10,816)	-
Exchange rate difference	(629)	-
Net value	$24,434	$49,936

Depreciation expenses charged to the consolidated statements of operations for the years ended December 31, 2020 and 2019 were $19,435 and $19,619, respectively. Gain on disposal of equipment for the year ended December 31, 2020 was nil and loss on disposal of equipment for the year ended December 31, 2019 was $50. As of December 31, 2020 and 2019, $10,816 and nil impairment were recognized respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	December 31, 2020	December 31, 2019

Software copyright	$-	$233,560
Domain names and trademarks	42,473	46,158
Intangible asset	42,473	279,718
Less: Accumulated amortization	(18,126)	(22,577)
	24,347	257,141
Impairment	(23,009)	-
Exchange rate difference	(1,338)	-
Net value	$-	$257,141

Amortization charged to the consolidated statements of operations for the years ended December 31, 2020 and 2019 were $19,192 and $13,512, respectively. As of December 31, 2020 and 2019, $23,009 and nil impairment were recognized respectively.

8.	GOODWILL

The changes in the carrying amount of goodwill are as follows:

Maihuolang E-commerce
Balance as of December 31, 2019	$34,297
Impairment	(34,584)
Foreign currency translation adjustment	287
Balance as of December 31, 2020	$-

As of December 31, 2020, the Company fully impaired the goodwill of $34,584.

9.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	December 31, 2020	December 31, 2019

Salary payables	$185,396	$69,557
Refund to a third party*	306,513	-
Accrued professional fees	33,735	19,778
Accrued rental expenses	155,539	8,868
Others	2,299	22,489
	$683,482	$120,692

*Refund to a third party is resulted from the fact that Henan Longji Real Estate Development Co., Ltd. (“Longji Real Estate”) filed an action against Porter E-Commerce, Zongjian Chen and Xue’an Yan related to a loan of RMB 2 million (approximately $283,082) which occurred before Porter E-Commerce merged with the Company on April 13, 2020. On May 10, 2020, Porter E-Commerce, Zongjian Chen, Xue’an Yan and Longji Real Estate reached a settlement under which Porter E-Commerce agreed to pay off the loan principal of RMB 2 million in two installments before June 30, 2021 and interest accrued on unpaid principal since January 1, 2020 at a rate of 6% per annum. In addition, under the settlement, Zongjian Chen and Xue’an Yan, the two original shareholders of Porter E-Commerce agreed to be severally and jointly liable for the payoff of the principal and interest of the loan. This amount is co-related to the amount due from shareholders in Note 10.

10.	BALANCES WITH RELATED PARTIES

	Note	December 31, 2020	December 31, 2019
Due from shareholders
Mr. Zongjian Chen and Ms. Xiaomei Xiong (wife of Mr. Zongjian Chen)	(a)	$306,513	$-
Mr. Zongjian Chen (brother of Mr. Zonghua Chen)		28,907	-
		$335,420	$-

Due to related parties
Mr. Kezhan Ma	(b)	$-	$1,106

Due to shareholders
Mr. Zonghua Chen (the Company’s Chairman, Chief Executive Officer, Chief Financial Officer and President)		$2,046,988	$1,284,061
Mr. Zongjian Chen (brother of Mr. Zonghua Chen)		-	149,090
		$2,046,988	$1,433,151

(a)

On April 13, 2020, Longji Real Estate filed an action against Porter E-Commerce, Zongjian Chen and Xue’an Yan related to certain loan of RMB 2 million (approximately $283,082) which occurred before Porter E-Commerce merged with the Company. On May 10, 2020, Porter E-Commerce, Zongjian Chen, Xue’an Yan and Longji Real Estate reached a settlement under which Porter E-Commerce agreed to pay off the loan principal of RMB 2 million in two installments before June 30, 2021 and interest accrued on unpaid principal since January 1, 2020 at a rate of 6% per annum. In addition, under the settlement, Zongjian Chen and Xue’an Yan, the two original shareholders of Porter E-Commerce agreed to be severally and jointly liable for the payoff of the principal and interest of the loan. Porter E-Commerce, Zongjian Chen and Xue’an Yan were also jointly liable for the litigation costs of RMB11,400 (approximately $1,614). This is co-related to the amount of refund to a third party in Note 9.

(b)

Mr. Kezhan Ma is a 38% minority shareholder of Maihuolang E-commerce. After Porter E-Commerce transferred its 57% equity interests in Maihuolang E-Commerce to Mr. Kezhan Ma on July 15, 2020, Maihuolang E-Commerce was deconsolidated from the Company and Mr. Kezhan Ma was no longer considered as a related party.

All the above balances are due on demand, interest-free and unsecured. The Company used the funds for its operations. For the year ended December 31, 2020, the Company had transactions amounted $3,352,297 from shareholders and $2,815,257 to shareholders, comparing to $7,120,343 from shareholders and $6,905,449 to shareholders for the same period in 2019. For the year ended December 31, 2020, the Company had transactions amounted nil to related parties, comparing to $350,430 to related parties for the same period in 2019.

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

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and has incurred net operating loss for income tax purposes through December 31, 2020. As of December 31, 2020, future net operating losses of approximately $54,437 from the Company are available to offset future taxable income. Accumulated deficit as of December 31, 2020 and December 31, 2019 was approximately $4.5 million and $2.2 million, respectively.

The 2017 Tax Act created a new requirement that, for the periods beginning after January 1, 2018, certain income (referred to as global intangible low taxed income or “GILTI”) earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations must be included in U.S. taxable income. The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules – the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes – the deferred method. The Company elected to account for GILTI in the period the tax is incurred. The Company did not generate any GILTI during the year ended December 31, 2020.

PGL is registered as an international business company and is exempted from corporation tax in Seychelles.

PPBGL is subject to Hong Kong profits tax rate of 16.5%. For the year ended December 31, 2020, it did not have any assessable profits arising in or derived from Hong Kong and accordingly no provision for Hong Kong profits tax was made. For the year ended December 31, 2020 and 2019, it generated $255,129 net loss and $139,809 of net income, from which nil and $51,350 has been offset by previous losses.

PRC Tax

The Company’s subsidiary and consolidated VIEs in China are subject to corporate income tax (“CIT”) at 25% for the years ended December 31, 2020 and 2019. As of December 31, 2020, the Company had approximately $3.8 million of net operating loss carried forward from the foreign subsidiaries which will expire in various years through 2025.

A reconciliation of the income tax expense determined at the statutory income tax rate to the Company’s income taxes is as follows:

	2020	2019
Loss before income taxes	$(2,310,127)	$(569,593)
United States statutory income tax rate	21%	21%
Income tax (benefit) expense computed at statutory corporate income tax rate	(485,126)	(119,615)
Reconciling items:
Effect of different tax jurisdictions	(88,589)	(4,837)
Non-deductible expenses	345,994	180,870
Change in valuation allowance	227,721	(55,363)
Income tax expense	$-	$1,055

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2020 and 2019 are presented below

	December 31,	December 31,
	2020	2019

Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$11,432	$9,542
- Hong Kong	44,147	2,504
- PRC	766,306	586,509
	821,885	598,555
Less: Valuation allowance	(821,885)	(598,555)
Acquisition/(Disposal):
- PRC	(187,240)	182,849
Less: Valuation allowance	187,240	(182,849)
	$-	$-

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

12.	CHINA CONTRIBUTION PLAN

The Company’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the years ended December 31, 2020 and 2019, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $20,644 and $58,953, respectively, to these funds.

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

Due to the impact of COVID-19, the Company agreed with the landlord of the office space, located at Shenzhen Development Center, 36/F, LuoHu, Shenzhen, to defer the lease payment for the period of July to December 2020 to be settled in January 2021 without interest expense or penalty. Such amount was wholly settled subsequently during January 2021. Besides, the rent for the period January to March 2021 was waived.

The following table provides a summary of leases by balance sheet location as of December 31, 2020:

Assets/liabilities	December 31, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	$539,945	$891,733

Liabilities
Operating lease liability - current	$216,180	$323,403
Operating lease liability - non-current	347,656	604,597
Total lease liabilities	$563,836	$928,000

The operating lease expenses for the year ended December 31, 2020 and 2019 were as follows:

Lease Cost	Classification	December 31, 2020	December 31, 2019
Operating lease cost	General and administrative expenses	$336,534	$309,008

Maturities of operating lease liabilities at December 31, 2020 were as follows:

Maturity of Lease Liabilities	Operating Leases
12 months ending December 31,
2021	$255,217
2022	313,105
2023	52,184
Total lease payments	620,506
Less: interest	(56,670)
Present value of lease payments	$563,836

Lease liabilities include lease and non-lease component such as management fee.

Future minimum lease payments, which do not include the non-lease components, as of December 31, 2020 were as follows:

12 months ending December 31,
2021	$164,126
2022	218,834
2023	36,472
Total	$419,432

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases--- Shenzhen Development Center, 36/F, LuoHu, Shenzhen	2.17	3.42
Operating leases--- Room 02,20/F,Saixi Technology Building, Nanshan, Shenzhen	-	1.67
Weighted-average discount rate (%)
Operating leases	8%	8%

14.	CONCENTRATIONS AND CREDIT RISK

(a)	Concentrations

In the year ended December 31, 2020, one customer accounted for 56% of the Company’s revenues, respectively.

In the year ended December 31, 2019, three customers accounted for 15%, 13% and 11% of the Company’s revenues, respectively.

No other customer accounts for more than 10% of the Company’s revenue in the years ended December 31, 2020 and 2019.

As of December 31, 2020, one customer accounted for 83% of the Company’s accounts receivable. As of December 31, 2019, four customers accounted for 86% of the Company’s accounts receivable.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of December 31, 2020 and 2019, substantially all of the Company’s cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

15.	SEGMENT REPORTING

Beginning in the year ended December 31, 2020, the Company reports two reportable segments in consulting services, as well as training services and others.

Revenues and associated costs are directly attributable to the related segments. Unallocated corporate costs primarily include corporate initiatives, corporate shared costs, such as finance and legal, are managed centrally at a consolidated level.

The Company’s Chief Operating Decision Maker does not evaluate operating segments using asset information.

Information about segments during the periods presented were as follows. For comparative purposes, amounts in prior period has been recast:

	Years Ended December 31,
	2020	2019
Revenue
Consulting services	$306,297	$2,801,340
Training services and others	243,952	581,246
Total revenue	550,249	3,382,586
Loss from operations
Consulting services	$(1,717,636)	$(448,962)
Training services and others	(252,653)	40,983
Corporate costs, unallocated	(372,944)	(272,939)
Total loss from operations	$(2,343,233)	$(680,918)

16.	SUBSEQUENT EVENT

During January 2021, Weifang Portercity has agreed with the local government to terminate a project, which was signed on August 25, 2018 for Weifang Portercity to facilitate the investment and promote business opportunities for Weifang region, as the local government changed the development strategy. Consequently, Weifang Portercity received a compensation of approximately $0.5 million as compensation for its up front establishment including office renovation, office equipment and supplies.

During January to March 2021, the Company received loans from shareholders with approximately $1.4 million.

The Company has analyzed its operations subsequent to December 31, 2020 to the date these consolidation financial statements were issued, except as disclosed herein, there is no any material subsequent events to disclose in these consolidated financial statements except above.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2020 due to the material weaknesses in our internal control over financial reporting, which are described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2020, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting has been identified:

(1) We did not hold any formal board meetings or shareholders meetings during the last fiscal year;

(2) We do not have an audit committee;

(3) We do not have sufficient and skilled in-house accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements;

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our consolidated financial statements as of and for the year ended December 31, 2020 to contain a material misstatement.

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION.

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Zonghua Chen	46	Chairman, Chief Executive Officer, President and Chief Financial Officer
Jun Chen	43	Director
Maozi Cong	69	Director

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

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, and addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the Code of Ethics and Business Conduct has been filed as Exhibit 14.1 to our Current Report on Form 8-K filed on April 7, 2017 and is hereby incorporated by reference into this annual report. During the fiscal year ended December 31, 2020, there were no amendments to or waivers of our Code of Ethics and Business Conduct. If we effect an amendment to, or waiver from, a provision of our Code of Business Ethics and Conduct, we intend to satisfy our disclosure requirements by describing such amendment or waiver via a current report on Form 8-K.

Section 16(A) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a) of the Exchange Act.

ITEM 11.         EXECUTIVE COMPENSATION.

Summary Compensation Table - Fiscal Years Ended December 31, 2020 and 2019

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zonghua Chen, CEO	2020	13,371	—	—	—	—	—	—	13,371
	2019	40,758	—	—	—	—	—	—	40,758

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

Outstanding Equity Awards at Fiscal Year End

No unexercised options, stock that has not vested or outstanding equity incentive plan awards were held by any of our named executive officers at December 31, 2020.

Compensation of Directors

No member of our board of directors received any compensation for their services as a director during the year ended December 31, 2020.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 9, 2021 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the officers and directors set forth below is in care of the Company, 1609, Feng Rui Ge, Fenghu Building, Buji, Luohu, Shenzhen, Guangdong, China 518000. The registered address of each of the 5% shareholders (other than officers and directors) set forth below is Second Floor, The Quadrant, Manglier Street, Victoria, Mahe, 999126 Seychelles.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Zonghua Chen, Chairman, CEO, President and CFO(3)	Common Stock	283,064,414	55.71%
Jun Chen, Director	Common Stock	2,180,000	*
Maozi Cong, Director	Common Stock	15,923,300	*
All officers and directors as a group (3 persons named above)	Common Stock	301,167,714	59.27%

Softsilver Investment Co., Ltd.(3)(4)	Common Stock	27,910,000	5.49%
Enbang Fortune Limited(3)(5)	Common Stock	25,862,000	5.09%
Huatai International Limited(3)(6)	Common Stock	28,560,000	5.62%
Zongjian Chen(7)	Common Stock	30,000,000	5.90%
Porter Investment Limited(8)	Common Stock	159,023,941	31.3%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 508,110,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 9, 2021. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)

Includes (i) 30,000,000 shares held by Mr. Zonghua Chen, (ii) 2,110,000 shares held by Zonghua Chen’s wife, Ping He; and (iii) an aggregate of 250,954,414 shares held by shareholders who have entered into voting agreements with Zonghua Chen, including Softsilver Investment Co., Ltd., Huatai International Limited and Enbang Fortune Limited, under which these shareholders agreed to vote consistently with Zonghua Chen in the exercise all of their rights as shareholders of the Company. The voting agreements do not have the expiration date.

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

●

As of December 31, 2020, we owed $2,046,988 to our Chairman, CEO and CFO, Mr. Zonghua Chen, who loaned to us to support our business operations. Such loans do not accrue interests and are payable upon demand.

●

As of December 31, 2020, there was an amount of $306,513 due from Mr. Zongjian Chen, brother of our Chairman, CEO and CFO, and Ms. Xiaomei Xiong who is the wife of Mr. Zongjian Chen. This is related to a loan of RMB 2 million (approximately $283,082) which occurred before Porter E-Commerce merged with the Company. On April 13, 2020, Henan Longji Real Estate Development Co., Ltd. (“Longji Real Estate”) filed an action against Porter E-Commerce, Zongjian Chen and Xue’an Yan related to the aforementioned loan. On May 10, 2020, Porter E-Commerce, Zongjian Chen, Xue’an Yan and Longji Real Estate reached a settlement under which Porter E-Commerce agreed to pay off the loan principal of RMB 2 million in two installments before June 30, 2021 and interest accrued on unpaid principal since January 1, 2020 at a rate of 6% per annum. In addition, under the settlement, Zongjian Chen and Xue’an Yan, the two original shareholders of Porter E-Commerce agreed to be severally and jointly liable for the payoff of the principal and interest of the loan. Porter E-Commerce, Zongjian Chen and Xue’an Yan were also jointly liable for the litigation costs of RMB11,400 (approximately $1,614).

●	In addition, there was $28,907 due from Mr. Zongjian Chen as of December 31, 2020.

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

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following table represents fees billed for each of the last two fiscal years for professional audit services rendered by our independent registered public accounting firm:

	2020	2019

Audit fees(1)	$165,000	$245,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$165,000	$245,000

(1)

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by our auditors for our consolidated financial statements as of and for the year ended December 31, 2020.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019

Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

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

Date: April 15, 2021

PORTER HOLDING INTERNATIONAL, INC.

By:	/s/ Zonghua Chen
Zonghua Chen
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zonghua Chen	Chairman, President, Chief Executive Officer and Chief Financial Officer	April 15, 2021
Zonghua Chen	(Principal Executive Officer and Principal Financing and Accounting Officer)

/s/ Jun Chen	Director	April 15, 2021
Jun Chen

/s/ Maozi Cong	Director	April 15, 2021
Maozi Cong