Form 10-Q
period 2021-03-31
Porter Holding International, Inc.
filed 2021-05-14
CIK 1605810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

Securities registered pursuant to Section 12(b) of the Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	508,110,000

PORTER HOLDING INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED).

PORTER HOLDING INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In U.S. dollars)

	March 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash	$661,997	$24,912
Accounts receivable, net of $30,933 and $30,933 allowance for doubtful accounts as of March 31, 2021 and December 31, 2020, respectively	18,861	18,502
Prepayments and other receivables	35,698	46,315
Due from shareholders	333,952	335,420
Total current assets	1,050,508	425,149

NON-CURRENT ASSETS
Long-term rental deposits	38,434	38,592
Long-term prepayments	4,660	5,758
Equipment, net	21,389	24,434
Operating lease right-of-use assets	480,348	539,945
Total non-current assets	544,831	608,729

TOTAL ASSETS	$1,595,339	$1,033,878

LIABILITIES AND DEFICIT

CURRENT LIABILITIES
Accounts payable	$120,785	$145,644
Accruals and other payables	312,603	683,482
Deferred revenue	290,173	355,398
Taxes payable	80,411	91,596
Amounts due to shareholders	2,840,377	2,046,988
Operating lease liabilities – current	277,667	216,180
Total current liabilities	3,922,016	3,539,288

NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	274,728	347,656
TOTAL LIABILITIES	4,196,744	3,886,944

COMMITMENTS AND CONTINGENCIES

DEFICIT
Common stock, par value $0.001 per share; 750,000,000 shares authorized, 508,110,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	508,110	508,110
Additional paid-in capital	1,128,241	1,128,241
Accumulated deficit	(4,243,590)	(4,489,416)
Accumulated other comprehensive loss	(71,389)	(80,923)
Total Porter Holding International, Inc. stockholders’ deficit	(2,678,628)	(2,933,988)

Non-controlling interests	77,223	80,922
Total deficit	(2,601,405)	(2,853,066)

TOTAL LIABILITIES AND DEFICIT	$1,595,339	$1,033,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In U.S. dollars)

	Three Months Ended March 31,
	2021	2020

REVENUE	$14,487	$427,266

COST OF REVENUE	(6,844)	(373,974)

GROSS PROFIT	7,643	53,292

OPERATING EXPENSES	(301,637)	(628,074)

LOSS FROM OPERATIONS	(293,994)	(574,782)

OTHER INCOME, NET	536,416	20,018

NET INCOME (LOSS) BEFORE TAXES	242,422	(554,764)

Income tax expense	-	-

NET INCOME (LOSS)	242,422	(554,764)

Less: Net loss attributable to non-controlling interests	(3,404)	(2,697)

Net income (loss) attributable to Porter Holding International, Inc. common stockholders	245,826	(552,067)

Other comprehensive income (loss)
Foreign currency translation income	9,239	20,003

Total Comprehensive income (loss)	251,661	(534,761)
Less: comprehensive loss attributable to non-controlling interests	(3,699)	(5,724)

Comprehensive income (loss) attributable to Porter Holding International, Inc. common stockholders	$255,360	$(529,037)

Basic and diluted income (loss) per share	$- *	$- *

Weighted average number of common shares outstanding - basic and diluted	508,110,000	508,110,000

* Less than $0.01 per share

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE THREE MONTHS ENDED March 31, 2021 and 2020

(Unaudited)

(In U.S. dollars)

	Porter Holding International, Inc. Stockholders
	Common stock		Additional		Accumulated other	Non-
	Number		paid-in	Accumulated	comprehensive	controlling
	of shares	Amount	capital	deficit	income (loss)	interests	Total
Balance at December 31, 2020	508,110,000	$508,110	$1,128,241	$(4,489,416)	$(80,923)	$80,922	$(2,853,066)

Net income (loss)	-	-	-	245,826	-	(3,404)	242,422

Foreign currency translation adjustment	-	-	-	-	9,534	(295)	9,239

Balance at March 31, 2021	508,110,000	$508,110	$1,128,241	$(4,243,590)	$(71,389)	$77,223	$(2,601,405)

	Porter Holding International, Inc. Stockholders
	Common stock		Additional		Accumulated other	Non-
	Number		paid-in	Accumulated	comprehensive	controlling
	of shares	Amount	capital	deficit	income	interests	Total
Balance at December 31, 2019	508,110,000	$508,110	$1,077,986	$(2,200,932)	$92,800	$182,406	$(339,630)

Net loss	-	-	-	(552,067)	-	(2,697)	(554,764)

Foreign currency translation adjustment	-	-	-	-	23,030	(3,027)	20,003

Balance at March 31, 2020	508,110,000	$508,110	$1,077,986	$(2,752,999)	$115,830	$176,682	$(874,391)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities
Net income (loss)	$242,422	$(554,764)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	2,977	13,432
Amortization of operating lease right-of-use assets	58,010	75,102
Allowance for doubtful accounts	-	164,082
Changes in assets and liabilities
Accounts receivable	(376)	(941)
Prepayments and other receivables	11,384	(29,508)
Operating lease liabilities	(9,234)	(77,359)
Accounts payable	(24,526)	(5,713)
Accruals and other payables	(368,193)	109,735
Deferred revenue	(64,461)	42,410
Tax payable	(10,928)	(19,858)
Net cash used in operating activities	(162,925)	(283,382)

Cash flows from investing activities
Purchase of equipment	-	(21,078)
Net cash used in investing activities	-	(21,078)

Cash flows from financing activities
Advances from shareholders	1,530,917	1,002,142
Repayments to shareholders	(720,278)	(818,933)
Net cash provided by financing activities	810,639	183,209

Effect of exchange rates on cash	(10,629)	39,247

Net increase (decrease) in cash	637,085	(82,004)

Cash at beginning of period	24,912	224,733

Cash at end of period	$661,997	$142,729

Supplemental of cash flow information
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$-

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

As of March 31, 2021, the Company has subsidiaries incorporated in countries and jurisdictions including the People’s Republic of China (“PRC”), Hong Kong, and Seychelles As of March 31, 2021, the Company also effectively controls a number of variable interest entities (“VIEs”) through the Primary Beneficiaries, as defined below. The VIEs include:

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

In August 2019, Porter E-Commerce acquired 60% of the equity interest in Shenzhen Qianhai Maihuolang E-commerce Co., Ltd. (“Maihuolang E-commerce”), which is engaged in the business of online E-commerce. In October 2019, the shareholders of Maihuolang E-commerce resolved that the registered capital from RMB 5,000,000 ($718,205) to RMB 5,263,157 ($756,005), and such increase in registered capital would be contributed by the non-controlling interest shareholder. Consequently, the equity interest in Maihuolang E-commerce owned by the Company was changed to 57%. On July 15, 2020, Porter E-Commerce entered into an Equity Transfer Agreement (the “Agreement”) with Mr. Kezhan Ma, whereby Porter E-Commerce transferred its 57% equity interests in Maihuolang E-Commerce to Mr. Kezhan Ma, for cash consideration of RMB 650,000 (approximately $95,735) which amount is received on July 27, 2020. The Company did not report the operation of Maihuolang E-commerce as discontinued operation as the sale did not represent a strategic shift that would have a major effect on the Company’s operations and financial results. An impairment loss of $52,603 and a disposal gain of $4,791 were recognized.

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

The unaudited interim condensed consolidated financial information as of March 31, 2021, and for the three months periods ended March 31, 2021 and 2020 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The unaudited interim condensed consolidated financial information should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, previously filed with the SEC on April 15, 2021.

In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these unaudited condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the unaudited condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.

Liquidity and Going Concern

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

The Company has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) its recurring loss from operations, despite approximately $242,422 net income attributable to the Company’s stockholders for the three months ended March 31, 2021 due to a one time compensation from a project terminated by counter party, (2) its accumulated deficit of approximately $4,243,590 as of March 31, 2021 and (3) the fact that the Company had negative operating cash flows of approximately $162,925 for the three months ended March 31, 2021.

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

As of March 31, 2021, our cash balance was $661,997 and our current liabilities exceed current assets by $2,871,508. Our cash balance as of March 31, 2021 may not be sufficient to support our operations for the next 12 months after the date that the financial statements issued. The negative operating results of cash flow and working capital for the quarter ended March 31, 2021 raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements requires management of the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its unaudited condensed consolidated financial statements.

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

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

The following financial information of the Company’s consolidated VIEs (including subsidiary of VIEs) is included in the accompanying unaudited condensed consolidated financial statements:

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$648,246	$13,013
Accounts receivable, net	3,491	3,132
Prepayments and other receivables	35,650	46,026
Due from shareholders	434,192	435,975
Amount due from the Company and its non-VIE subsidiaries (1)	525,491	441,759
Total current assets	1,647,070	939,905

NON-CURRENT ASSETS
Long term rental deposit	38,434	38,592
Long term prepayment	4,660	5,758
Equipment, net	20,477	23,410
Operating lease right-of-use assets	480,348	539,945
Total non-current assets	543,919	607,705

TOTAL ASSETS	$2,190,989	$1,547,610

CURRENT LIABILITIES
Accounts payable	$120,785	$145,644
Accruals and other payables	291,985	645,073
Deferred revenue	290,173	355,398
Tax payable	80,411	91,596
Amounts due to shareholders of the Company	3,073,314	2,294,151
Operating lease liability - current	277,667	216,180
Total current liabilities	4,134,335	3,748,042

NON-CURRENT LIABILITIES
Operating lease liability - non-current	274,728	347,656
TOTAL LIABILITIES	$4,409,063	$4,095,698

(1) Amount due from the Company and its non-VIE subsidiaries consists of intercompany from other non-VIE subsidiaries within the Company.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

	Three months ended March 31,
	2021	2020

Net revenue	$14,487	$377,313
Net income (loss)	$326,454	$(464,933)

	Three months ended March 31,
	2021	2020

Net cash used in operating activities	$(68,456)	$(171,314)
Net cash used in investing activities	-	(21,078)
Net cash provided by financing activities	710,616	109,283

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

The Company via Porter Consulting earns commissions of $8,609 and $12,450 for the three months ended March 31, 2021 and 2020 respectively, primarily from a third-party payment service provider when China UnionPay card transactions are completed and settled. Revenue related to commissions is recognized in the statement of operation at the time when the underlying transaction is completed.

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

Depending on the complexity of the underlying service arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earnings process occurs. Depending on the magnitude of specific revenue arrangements, adjustment may be made to the judgments, assumptions and estimates regarding contracts executed in any specific period. Service income from consulting services, totaled nil and $305,660 for the three months period ended March 31, 2021 and 2020, is recognized when the service is performed.

In accordance with ASC 606, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned by PPBGL as commissions. When the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenues should be recorded on a gross basis. When the Company is not the primary obligor, does not bear the inventory risk and does not have the ability to establish the price, revenues are recorded on a net basis. The Company determined that it is not the primary obligor in its trading business. For the three months period ended March 31, 2021 and 2020, the Company recognized a net revenue of $3,236 and $11,928, when control of the products has transferred, being at the point the products are delivered to the customer and the customer has accepted the products, and there is no unfulfilled obligation that could affect the customer’s acceptance of the products.

Starting from the first quarter of 2019, the Company, via PPBGL, Maihuolang E-commerce and Porter Commercial, provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels and promotion strategy, and capital market operation, via live and online sessions. Under ASC Topic 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to perform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The fees associated with the course of training sessions are clearly identified in service agreements. Training service revenue is recognized at the time when the training sessions stipulated in the contract are completed. The Company recognized $1,947 and $77,778 for the three months period ended March 31, 2021 and 2020.

Practical expedients and exemption

The company has not incurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

Revenue by major product line

	For Three Months Ended March 31,
	2021	2020

Investment and corporate management consulting services	$-	$305,660
Training service	1,947	77,778
Third-party payment service	8,609	12,450
Trading business	3,236	11,928
Others	695	19,450
	$14,487	$427,266

Revenue by recognition over time vs point in time

	For Three Months Ended March 31,
	2021	2020

Revenue by recognition over time	$-	$305,660
Revenue by recognition at a point in time	14,487	121,606
	$14,487	$427,266

Revenue by recognition gross vs net

	For Three Months Ended March 31,
	2021	2020

Revenue by recognition gross	$11,251	$415,338
Revenue by recognition net	3,236	11,928
	$14,487	$427,266

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

The unaudited condensed consolidated financial statements are presented in U.S. dollars. Assets and liabilities are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average of the exchange rates in effect during the reporting period. Stockholders’ equity accounts are translated using the historical exchange rates at the date the entry to stockholders’ equity was recorded, except for the change in retained earnings during the period, which is translated using the historical exchange rates used to translate each period’s statement of operation. Differences resulting from translating functional currencies to the reporting currency are recorded in accumulated other comprehensive income in the unaudited condensed consolidated balance sheets.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2021	RMB6.5518 to $1	HKD7.7746 to $1
December 31, 2020	RMB6.5250 to $1	HKD7.7534 to $1

Statement of operation and cash flows items
For the three-month period ended March 31, 2021	RMB6.4817 to $1	HKD7.7577 to $1
For the three-month period ended March 31, 2020	RMB6.9786 to $1	HKD7.7708 to $1

Net loss per share of common stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the statement of operation for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying unaudited condensed consolidation financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

	Three Months Ended March 31,
	2021	2020

Net income (loss) attributable to Porter Holding International, Inc.	$245,826	$(552,067)

Weighted average number of common shares outstanding - basic and diluted	508,110,000	508,110,000

Basic and diluted loss per share	$-	$-

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

The Company recognized no impairment of ROU assets as of March 31, 2021 and December 31, 2020.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the unaudited condensed consolidated balance sheets.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update No. 2016-13,”Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023.The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its consolidated financial statements, particularly its recognition of allowances for accounts receivable.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the consolidated financial position, statements of operations and cash flows.

3.	BUSINESS COMBINATIONS

Disposition

On July 15, 2020, Porter E-Commerce entered into the Agreement with Mr. Kezhan Ma, whereby Porter E-Commerce transferred its 57% equity interests in Maihuolang E-Commerce to Mr. Kezhan Ma, for cash consideration of RMB 650,000 (approximately $95,735) which amount is received on July 27, 2020. The Company did not report the operation of Maihuolang E-commerce as discontinued operation as the sale did not represent a strategic shift that would have a major effect on the Company’s operations and financial results. An impairment loss of $52,603 and a disposal gain of $4,791 were recognized for the year ended December 31, 2020.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	March 31, 2021	December 31, 2020

Billed	$46,303	$46,303
Unbilled	3,491	3,132
Accounts receivable	49,794	$49,435
Less: allowance for doubtful accounts	(30,933)	(30,933)
	$18,861	$18,502

The following table sets forth the movement of allowance for doubtful accounts:

	March 31, 2021	December 31, 2020

Beginning	$30,933	$3,065
Additions	-	1,051,816
Write off	-	(1,023,948)
Exchange rate difference	-	-
Balance	$30,933	$30,933

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	March 31, 2021	December 31, 2020

Prepayments	$14,517	$10,448
Others	21,181	35,867
	$35,698	$46,315

6.	EQUIPMENT, NET

Equipment, net consist of the following:

	March 31, 2021	December 31, 2020

Office and computer equipment	$76,075	$185,009
Less: Accumulated depreciation	(54,686)	(149,130)
	21,389	35,879
Impairment	-	(10,816)
Exchange rate difference	-	(629)
Net value	$21,389	$24,434

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

Depreciation expenses charged to the statements of operations for the three months ended March 31, 2021 and 2020 were $2,977 and $4,949, respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	March 31, 2021	December 31, 2020

Software copyright	$-	$-
Domain names and trademarks	-	42,473
Intangible asset	-	42,473
Less: Accumulated amortization	-	(18,126)
		24,347
Impairment	-	(23,009)
Exchange rate difference	-	(1,338)
Net value	$-	$-

Amortization charged to the statements of operations for the three months period ended March 31, 2021 and 2020 were nil and $8,483, respectively.

8.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	March 31, 2021	December 31, 2020

Salary payables	$30,036	$185,396
Refund to a third party*	228,945	306,513
Accrued professional fees	19,778	33,735
Accrued rental expenses	31,555	155,539
Others	2,289	2,299
	$312,603	$683,482

*Refund to a third party is resulted from the fact that Henan Longji Real Estate Development Co., Ltd. (“Longji Real Estate”) filed an action against Porter E-Commerce, Zongjian Chen and Xue’an Yan related to a loan of RMB 2 million (approximately $283,082) which occurred before Porter E-Commerce merged with the Company on April 13, 2020. On May 10, 2020, Porter E-Commerce, Zongjian Chen, Xue’an Yan and Longji Real Estate reached a settlement under which Porter E-Commerce agreed to pay off the loan principal of RMB 2 million in two installments before June 30, 2021 and interest accrued on unpaid principal since January 1, 2020 at a rate of 6% per annum. In addition, under the settlement, Zongjian Chen and Xue’an Yan, the two original shareholders of Porter E-Commerce agreed to be severally and jointly liable for the payoff of the principal and interest of the loan. This amount is co-related to the amount due from shareholders in Note 9.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

9.	BALANCES WITH RELATED PARTIES

Note	March 31, 2021	December 31, 2020
Due from shareholders
Mr. Zongjian Chen and Ms. Xiaomei Xiong (wife of Mr. Zongjian Chen) (a)	$305,260	$306,513
Mr. Zongjian Chen (brother of Mr. Zonghua Chen)	28,692	28,907
	$333,952	$335,420

Due to shareholders
Mr. Zonghua Chen (the Company’s Chairman, Chief Executive Officer, Chief Financial Officer and President)	$1,935,130	$2,046,988
Ms. Xiaomei Xiong (wife of Mr. Zongjian Chen)	905,247	-
	$2,840,377	$2,046,988

(a)

On April 13, 2020, Longji Real Estate filed an action against Porter E-Commerce, Zongjian Chen and Xue’an Yan related to certain loan of RMB 2 million (approximately $283,082) which occurred before Porter E-Commerce merged with the Company. On May 10, 2020, Porter E-Commerce, Zongjian Chen, Xue’an Yan and Longji Real Estate reached a settlement under which Porter E-Commerce agreed to pay off the loan principal of RMB 2 million in two installments before June 30, 2021 and interest accrued on unpaid principal since January 1, 2020 at a rate of 6% per annum. In addition, under the settlement, Zongjian Chen and Xue’an Yan, the two original shareholders of Porter E-Commerce agreed to be severally and jointly liable for the payoff of the principal and interest of the loan. Porter E-Commerce, Zongjian Chen and Xue’an Yan were also jointly liable for the litigation costs of RMB11,400 (approximately $1,614). This is co-related to the amount of refund to a third party in Note 8.

All the above balances are due on demand, interest-free and unsecured. The Company used the funds for its operations. For the three months ended March 31, 2021, the Company had transactions amounted $1,530,917 from shareholders and $720,278 to shareholders, comparing to $1,002,142 from shareholders and $818,933 to shareholders for the same period in 2020.

10.	INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

ULNV is incorporated in the State of Nevada and is subject to the U.S. federal tax and has incurred net operating loss for income tax purposes through March 31, 2021. As of March 31, 2021, future net operating losses of approximately $54,437 from ULNV are available to offset future taxable income. Accumulated deficit as of March 31, 2021 and December 31, 2020 was approximately $4.2 million and $4.5 million, respectively.

The 2017 Tax Act created a new requirement that, for the periods beginning after January 1, 2018, certain income (referred to as global intangible low taxed income or “GILTI”) earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations must be included in U.S. taxable income. The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules – the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes – the deferred method. The Company elected to account for GILTI in the period the tax is incurred. The Company did not generate any GILTI during the three-month period ended March 31, 2021.

PGL is registered as an international business company and is exempted from corporation tax in Seychelles.

PPBGL is subject to Hong Kong profits tax rate of 16.5%. For the three-month period ended March 31, 2021 and 2020, it did not have any assessable profits arising in or derived from Hong Kong and accordingly no provision for Hong Kong profits tax was made.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

PRC Tax

The Company’s subsidiary and consolidated VIEs in China are subject to corporate income tax (“CIT”) at 25% for the three-month period ended March 31, 2021 and 2020. As of March 31, 2021, the Company had approximately $2.9 million of net operating loss carried forward from the foreign subsidiaries which will expire in various years through 2026.

A reconciliation of the income tax expense determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three Months Ended March 31,
	2021	2020
Income (loss) before income taxes	$242,422	$(554,764)
United States statutory income tax rate	21%	21%
Income tax benefit computed at statutory corporate income tax rate	50,909	(116,500)
Reconciling items:
Effect of different tax jurisdictions	(14,680)	(31,380)
Non-deductible expenses	591	52,697
Change in valuation allowance	(36,820)	95,183
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of March 31, 2021 and December 31, 2020 are presented below

	March 31, 2021	December 31, 2020

Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$11,432	$11,432
- Hong Kong	45,655	44,147
- PRC	727,978	766,306
	785,065	821,885
Less: Valuation allowance	(785,065)	(821,885)
Disposal:
- PRC	-	(187,240)
Less: Valuation allowance	-	187,240
	$-	$-

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

11.	CHINA CONTRIBUTION PLAN

The Company’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the three months ended Mach 31, 2021 and 2020, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $7,501 and $7,188, respectively, to these funds.

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

The Company subleases certain office space to a third party that has a remaining term of less than 12 months.

The following table provides a summary of leases by balance sheet location as of March 31, 2021 and December 31, 2020:

Assets/liabilities	March 31, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$480,348	$539,945

Liabilities
Operating lease liability - current	$277,667	$216,180
Operating lease liability - non-current	274,728	347,656
Total lease liabilities	$552,395	$563,836

The operating lease expenses for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
Lease Cost	2021	2020
Operating lease cost	$69,300	$93,104

Maturities of operating lease liabilities at March 31, 2021 were as follows:

Maturity of Lease Liabilities	Operating Leases
12 months ending March 31,
2022	311,824
2023	285,838
Total lease payments	597,662
Less: interest	(45,267)
Present value of lease payments	$552,395

Lease liabilities include lease and non-lease component such as management fee.

Future minimum lease payments, which do not include the non-lease components, as of March 31, 2021 were as follows:

12 months ending March 31,
2022	$174,825
2023	213,675
Total	$388,500

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

Lease Term and Discount Rate	March 31, 2021
Weighted-average remaining lease term (years)
Operating leases--- Shenzhen Development Center, 36/F, LuoHu, Shenzhen	1.92

Weighted-average discount rate (%)
Operating leases	8%

13.	CONCENTRATIONS AND CREDIT RISK

(a)	Concentrations

In the three months ended March 31, 2021, no customers accounted for more than 10% of the Company’s revenues, respectively.

In the three months ended March 31, 2020, two customers accounted for 72% and 12% of the Company’s revenues.

No other customer accounts for more than 10% of the Company’s revenue in the three months ended March 31, 2021 and 2020.

As of March 31, 2021, one customer accounted for 81% of the Company’s accounts receivable. As of December 31, 2020, one customer accounted for 83% of the Company’s accounts receivable.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of March 31, 2021, and December 31, 2020, substantially all of the Company’s cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

14.	SEGMENT REPORTING

During the period ended March 31, 2021, the Company reports two reportable segments in consulting services, as well as training services and others.

Revenues and associated costs are directly attributable to the related segments. Unallocated corporate costs primarily include corporate initiatives, corporate shared costs, such as finance and legal, are managed centrally at a consolidated level.

The Company’s Chief Operating Decision Maker does not evaluate operating segments using asset information.

Information about segments during the periods presented were as follows. For comparative purposes, amounts in prior period has been recast:

	Three months ended March 31,
	2021	2020
Revenue
Consulting services	$-	$305,660
Training services and others	14,487	121,606
Total revenue	14,487	427,266
Loss from operations
Consulting services	$(140,590)	$(436,187)
Training services and others	(72,115)	(453)
Corporate costs, unallocated	(81,289)	(138,142)
Total loss from operations	$(293,994)	$(574,782)

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

15.	SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to March 31, 2021 to the date these consolidation financial statements were issued. There is not material subsequent events to disclose in these consolidated financial statements.

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

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in our Annual Report on Form 10-K filed on April 15, 2021, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of Porter Holding International, Inc., a Nevada corporation, and its consolidated subsidiaries and variable interest entities;

●	“PGL” are to Porter Group Limited, a Republic of Seychelles company and our wholly-owned subsidiary;

●	“PPBGL” are to Porter Perspective Business Group Limited, a Hong Kong company and wholly-owned subsidiary of PGL;

●	“Qianhai Porter” are to Shenzhen Qianhai Porter Industrial Co. Ltd., a PRC company and wholly-owned subsidiary of PPBGL;

●	“Portercity” are to Shenzhen Porter Enterprise Management Services Co. Ltd., a PRC company;

●	“Porter E-Commerce” are to Shenzhen Porter Warehouse E-Commerce Co. Ltd., a PRC company and wholly-owned subsidiary of Portercity;

●	“Porter Consulting” are to Shenzhen Porter Shops Lot Technology Co., Ltd., a PRC company and 85% owned subsidiary of Portercity;

●	“Porter Commercial” are to Shenzhen Porter Commercial Perspective Network Co., Ltd., a PRC company and wholly-owned subsidiary of Portercity;

●	“Weifang Portercity” are to Weifang Porter City Commercial Management Company Limited, a PRC company and a 60% owned subsidiary of Portercity;

●

“VIEs” means our consolidated variable interest entities, including Portercity and its subsidiaries, Porter E-Commerce, Porter Consulting and Porter Commercial as depicted in our organizational chart below;

●	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

●	“China” and “PRC” refer to the People’s Republic of China;

●	“Renminbi” and “RMB” refer to the legal currency of China;

●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended; and

●	“Securities Act” are to the Securities Act of 1933, as amended.

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

Since the first half of 2020, the COVID-19 pandemic has caused economic slowdowns, depressed demand for the Company’s services, and adversely impacted the Company’s operating results. The Company’s revenue decreased by $412,779, or 96.61% for the three months of 2021, compared to $427,266 for the same period of 2020. Therefore, the Company changed to require upfront cash payments prior to performing certain consulting services, in order to enhance collection of accounts receivable. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table sets forth key components of our results of operations during the three months ended March 31, 2021 and 2020, both in dollars and as a percentage of our revenue.

	Three Months Ended March 31,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$14,487	100.00	$427,266	100.00
Cost of revenue	(6,844)	(47.24)	(373,974)	(87.53)
Gross profit	7,643	52.76	53,292	12.47
Operating expenses
General and administrative expenses	(301,637)	(2,082.12)	(628,074)	(147.00)
Loss from operations	(293,994)	(2,029.36)	(574,782)	(134.53)
Other income	536,416	3,702.74	20,018	4.69
Net income (loss) before income taxes	242,422	1,673.38	(554,764)	(129.84)
Income tax expenses	-	-	-	-
Net income (loss)	$242,422	1,673.38	$(554,764)	(129.84)
Less: Net loss attributable to non-controlling interests	(3,404)	(23.50)	(2,697)	(0.63)
Net income (loss) attributable to Porter Holding International Inc. common stockholders	$245,826	1,696.88	$(552,067)	(129.21)

Revenue. Our revenue was $14,487 for the three months ended March 31, 2021, compared to $427,266 for the same period last year. One of our revenue sources is to provide various consulting services to our customers, especially those who have the intention to be publicly listed, primarily on the stock exchanges in the United States. Service income from the provision of these consulting services totaled nil and $305,660 for the three months ended March 31, 2021 and 2020, respectively. The significant decrease was mainly attributable to the impacts of COVID-19 and depressed market demand. Starting from 2019, the Company provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels, promotion strategy and capital market operation, via live and online sessions. The service income from providing training services totaled $1,947 and $77,778 for the three months ended March 31, 2021 and 2020. Through Porter Consulting, we also promoted the payment service of third-party payment service providers to merchants in Shenzhen and in return share a portion of the processing fees earned by the third-party payment service providers in the form of commission. Our commission totaled $8,609 and $12,450 for the three months ended March 31, 2021 and 2020, respectively. The approximately 50% decline in commission for the first quarter of 2021 was also the result of the COVID-19 pandemic and nationwide economic slowdowns. Revenues of $3,236 and $11,928 were generated from trading business for the three months ended March 31, 2021 and 2020, respectively.

Due to the impact of COVID-19, the Company, starting from the first quarter of 2020, requests to receive cash prior to performing investment and corporate management consulting services in order to ensure collection of payment.

Cost of revenue.  Our cost of revenue was $6,844 for the three months ended March 31, 2021, compared to $373,974 for the same period last year. Cost of revenue includes the costs incurred in performing consulting services, third-party payment service and other business. The cost of consulting service arises from shell acquisitions, and legal and accounting advisory service outsourced to third-party service providers. The decrease of cost of revenue is in line with the decrease of revenue.

Gross profit and gross margin. Our gross profit was $7,643 for the three months ended March 31, 2021, compared to $53,292 for the same period last year. Gross profit as a percentage of revenue (gross margin) was 52.76% for the three months ended March 31, 2021, compared to 12.47% for the same quarter last year. The decrease of gross profit was mainly due to the decrease of business demand and suspension of business operations as a result of COVID-19.

General and administrative expenses. As shown below, our general and administrative expenses consist primarily of bad debt provision, compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $326,437 to $301,637 for the three months ended March 31, 2021, compared to $628,074 for the same period of 2020. Decrease was mainly due to that no allowance for doubtful accounts was reserved during the three months ended March 31, 2021. The Company had assessed that, for the three months ended March 31, 2020, collectability was not probable for the majority of receivables incurred from providing investment and corporate management consulting services and thus the Company provided 100% bad debt provision for such receivables. No further allowance for these receivables accrued for the three months ended March 31, 2021. Besides, there was a decrease in salary and staff benefit, legal and professional fees and lease and management fee of $98,147, $48,279 and $22,535, respectively, compared to corresponding period in prior year. The decrease was mostly due to the depressed economic environment and the cost reduction strategy of the Company as a result of the impact of COVID-19.

	Three months ended March 31,
	2021		2020		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and staff benefit	$94,059	31.18	$192,206	30.60	$(98,147)	(51.06)
Lease and management fee	72,068	23.89	94,603	15.06	(22,535)	(23.82)
Legal and professional fee	96,572	32.02	144,851	23.06	(48,279)	(33.33)
Depreciation and amortization	2,977	0.99	13,562	2.16	(10,585)	(78.05)
Bad debt provision	-	-	164,082	26.12	(164,082)	(100.00)
Others	35,961	11.92	18,770	3.00	17,191	91.59
Total	$301,637	100.00	$628,074	100.00	$(326,437)	(51.97)

Other income. Our other income was $536,416 and $20,018 for the three months ended March 31, 2021 and 2020. The increase was due to the compensation received with the termination of the Weifang project. During January 2021, Weifang Portercity agreed with the local government to terminate a project, which was signed on August 25, 2018 for Weifang Portercity to facilitate investment and promote business opportunities for the Weifang region. As the local government changed its development strategy, it determined to terminate the Weifang project. Consequently, Weifang Portercity received a compensation of approximately $0.5 million from the local government to compensate its upfront establishment expenses including expenditure relating to office renovation, office equipment and supplies.

Income tax expense. Our Income tax expense was nil for the three months ended March 31, 2021 and 2020.

Net income (loss). As a result of the cumulative effect of the factors described above, there was a net income of $242,422 and net loss of $554,764 for the three months ended March 31, 2021 and 2020, respectively.

Need for Additional Capital

Our business is subject to risks such as limited capital resources, a narrow client base, limited sources of revenue, and possible cost overruns due to the price and cost increases in supplies and services.

Without additional funding, management believes that we will not have sufficient funds to meet our obligations beyond one year after the date our unaudited condensed consolidated financial statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

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

Currently we spend approximately $200,000 per month for basic operations. During the next 12 months, we expect to incur a similar amount of expenses each month. However, as we work to expand our operations, we expect to incur significant research, marketing and development costs and expenses on our online service platforms that meet the constantly evolving industry standards and consumer demands. We may also need to hire additional employees in order to provide new services and accommodate new clients.

Liquidity and Capital Resources

Working Capital

	March 31, 2021	December 31, 2020
Current Assets	$1,050,508	$425,149
Current Liabilities	3,922,016	3,539,288
Working Capital Deficiency	$(2,871,508)	$(3,114,139)

As of March 31, 2021, we had cash of $661,997. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Going Concern Uncertainties

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern.

We have considered whether there is substantial doubt about our ability to continue as a going concern given (1) our net income from operations, including approximately $242,422 net income attributable to our stockholders for the three months ended March 31, 2021, (2) our accumulated deficit of approximately $4,243,590 as of March 31, 2021 and (3) the fact that we had negative operating cash flows of approximately $162,925 for the three months ended March 31, 2021.

As of March 31, 2021, our cash balance was $661,997 and our current liabilities exceed current assets by $2,871,508. Our cash balance as of March 31, 2021 may not be sufficient to support our operations for the next 12 months after the date that the financial statements issued. The negative operating results of cash flow and working capital for the quarter ended March 31, 2021 raise substantial doubt about our ability to continue as a going concern. Our continued operations are highly dependent upon our ability to increase revenues and if needed complete equity and/or debt financing.

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

However, if we are unable to obtain the necessary additional capital on a timely basis and on acceptable terms, we will be unable to implement our current plans for expansion, repay debt obligations or respond to competitive market pressures, which will have negative impacts upon our business, prospects, financial condition and results of operations. On an on-going basis, the Company also received and will continue to receive financial support commitments from the Company’s related parties.

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(162,925)	$(283,382)
Net cash used in investing activities	-	(21,078)
Net cash provided by financing activities	810,639	183,209
Effect of exchange rate changes on cash	(10,629)	39,247
Net decrease in cash	637,085	(82,004)
Cash at the beginning of period	24,912	224,733
Cash at the end of period	$661,997	$142,729

Operating Activities

Net cash used in operating activities was $162,925 for the three months ended March 31, 2021, as compared to $283,382 net cash used in operating activities for the three months ended March 31, 2020. The net cash used in operating activities for the three months ended March 31, 2021 was mainly due to our net income of $242,422, partially offset by the decrease in accruals and other payables of $368,193 and deferred revenue of $64,461. The net cash used in operating activities for the three months ended March 31, 2020 was mainly due to our net loss of $554,764, an increase in prepayments and other receivables of $29,508 and a decrease in operating lease liability of $77,359, partially offset by the increase in accruals and other payables of $109,735 and deferred revenue of $42,410.

Investing Activities

Net cash used in investing activities was nil for the three months ended March 31, 2021, as compared to $21,078 net cash used in investing activities for the three months ended March 31, 2020. The net cash used in investing activities for the three months ended March 31, 2020 were mainly attributable to the purchase of equipment.

Financing Activities

Net cash provided by financing for the three months ended March 31, 2021 was $810,639, as compared to $183,209 for the three months ended March 31, 2020. For the three months ended March 31, 2021, we obtained advances of $1,530,917 from shareholders and repaid $720,278 to shareholders. For the three months ended March 31, 2020, we obtained advances of $1,002,142 from shareholders and repaid $818,933 to shareholders.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of March 31, 2021:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts due to shareholders	$2,840,377	$2,840,377	$-	$-	$-
Leases	388,500	174,825	213,675	-	-
TOTAL	$3,228,877	$3,015,202	$213,675	$-	$-

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

Capital Expenditures

We incurred capital expenditures of nil and $21,078 for the three months ended March 31, 2021 and 2020, respectively.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

Our unaudited condensed consolidated financial information has been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. There were no other material changes to the critical accounting policies previously disclosed in our audited consolidated financial statements for the year ended December 31, 2020 included in the Annual Report on Form 10-K filed on April 15, 2021.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer.  Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2021 due to the following material weaknesses that our management identified in our internal control over financial reporting as of March 31, 2021:

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our unaudited condensed consolidation financial statements as of and for the period ended March 31, 2021 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2021

PORTER HOLDING INTERNATIONAL, INC.

By:	/s/ Zonghua Chen
Zonghua Chen
Chief Executive Officer and Chief Financial Officer