Form 10-Q
period 2021-09-30
Porter Holding International, Inc.
filed 2021-11-15
CIK 1605810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 15, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	508,110,000

PORTER HOLDING INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

PORTER HOLDING INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In U.S. dollars)

	September 30, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash	$85,767	$24,912
Accounts receivable, net of $46,303 and $30,933 allowance for doubtful accounts as of September 30, 2021 and December 31, 2020, respectively	2,187	18,502
Prepayments and other receivables	54,867	46,315
Due from shareholders	333,632	335,420
Total current assets	476,453	425,149

NON-CURRENT ASSETS
Long-term rental deposits	39,081	38,592
Long-term prepayments	1,606	5,758
Equipment, net	15,738	24,434
Operating lease right-of-use assets	369,185	539,945
Total non-current assets	425,610	608,729

TOTAL ASSETS	$902,063	$1,033,878

LIABILITIES AND DEFICIT

CURRENT LIABILITIES
Accounts payable	$127,960	$145,644
Accruals and other payables	268,825	683,482
Deferred revenue	420,091	355,398
Taxes payable	80,449	91,596
Amounts due to shareholders	2,671,046	2,046,988
Operating lease liabilities – current	293,822	216,180
Total current liabilities	3,862,193	3,539,288

NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	129,511	347,656
TOTAL LIABILITIES	3,991,704	3,886,944

COMMITMENTS AND CONTINGENCIES

DEFICIT
Common stock, par value $0.001 per share; 750,000,000 shares authorized, 508,110,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	508,110	508,110
Additional paid-in capital	1,128,241	1,128,241
Accumulated deficit	(4,617,322)	(4,489,416)
Accumulated other comprehensive loss	(127,133)	(80,923)
Total Porter Holding International, Inc. stockholders’ deficit	(3,108,104)	(2,933,988)

Non-controlling interests	18,463	80,922
Total deficit	(3,089,641)	(2,853,066)

TOTAL LIABILITIES AND DEFICIT	$902,063	$1,033,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

REVENUE, NET	$31,786	$58,794	$58,748	$529,727

COST OF REVENUE	(14,146)	(11,570)	(29,554)	(391,374)

GROSS PROFIT	17,640	47,224	29,194	138,353

TOTAL OPERATING EXPENSES	(216,511)	(604,678)	(792,376)	(1,631,213)

LOSS FROM OPERATIONS	(198,871)	(557,454)	(763,182)	(1,492,860)

TOTAL OTHER INCOME, NET	702	6,927	633,878	28,226

NET LOSS BEFORE TAXES	(198,169)	(550,527)	(129,304)	(1,464,634)

Income tax expense	-	-	-	-

NET LOSS	(198,169)	(550,527)	(129,304)	(1,464,634)

Less: Net loss attributable to non-controlling interests	(1,536)	(3,175)	(1,398)	(22,703)

Net loss attributable to Porter Holding International, Inc. common stockholders	(196,633)	(547,352)	(127,906)	(1,441,931)

Other comprehensive loss
Foreign currency translation loss	(13,553)	(70,173)	(107,271)	(55,204)

Total Comprehensive loss	(211,722)	(620,700)	(236,575)	(1,519,838)
Less: comprehensive (loss) income attributable to non-controlling interests	(1,502)	812	(62,459)	(21,292)

Comprehensive loss attributable to Porter Holding International, Inc. common stockholders	$(210,220)	$(621,512)	$(174,116)	$(1,498,546)

Basic and diluted loss per share	$- *	$- *	$- *	$- *

Weighted average number of common shares outstanding - basic and diluted	508,110,000	508,110,000	508,110,000	508,110,000

* Less than $0.01 per share

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

(In U.S. dollars)

	Porter Holding International, Inc. Stockholders
	Common stock		Additional		Accumulated other	Non-
	Number		paid-in	Accumulated	comprehensive	controlling
	of shares	Amount	capital	deficit	income (loss)	interests	Total
Balance at December 31, 2020	508,110,000	$508,110	$1,128,241	$(4,489,416)	$(80,923)	$80,922	$(2,853,066)

Net income (loss)	-	-	-	245,826	-	(3,404)	242,422

Foreign currency translation adjustment	-	-	-	-	9,534	(295)	9,239

Balance at March 31, 2021	508,110,000	$508,110	$1,128,241	$(4,243,590)	$(71,389)	$77,223	$(2,601,405)

Net (loss) income	-	-	-	(177,099)	-	3,542	(173,557)

Foreign currency translation adjustment	-	-	-	-	(42,157)	(60,800)	(102,957)

Balance at June 30, 2021	508,110,000	$508,110	$1,128,241	$(4,420,689)	$(113,546)	$19,965	$(2,877,919)

Net loss	-	-	-	(196,633)	-	(1,536)	(198,169)

Non-controlling interests acquired	-	-	-	-	-	76,047	76,047

Non-controlling interests subscriptions receivable	-	-	-	-	-	(76,047)	(76,047)

Foreign currency translation adjustment	-	-	-	-	(13,587)	34	(13,553)

Balance at September 30, 2021	508,110,000	$508,110	$1,128,241	$(4,617,322)	$(127,133)	$18,463	$(3,089,641)

	Common stock		Additional		Accumulated other	Non-
	Number		paid-in	Accumulated	comprehensive	controlling
	of shares	Amount	capital	deficit	income (loss)	interests	Total
Balance at December 31, 2019	508,110,000	$508,110	$1,077,986	$(2,200,932)	$92,800	$182,406	$(339,630)

Net loss	-	-	-	(552,067)	-	(2,697)	(554,764)

Foreign currency translation adjustment	-	-	-	-	23,030	(3,027)	20,003

Balance at March 31, 2020	508,110,000	$508,110	$1,077,986	$(2,752,999)	$115,830	$176,682	$(874,391)

Net loss	-	-	-	(342,512)	-	(16,831)	(359,343)

Foreign currency translation adjustment	-	-	-	-	(5,485)	451	(5,034)

Balance at June 30, 2020	508,110,000	$508,110	$1,077,986	$(3,095,511)	$110,345	$160,302	$(1,238,768)

Sales of subsidiary shares to non-controlling interests	-	-	50,255	-	-	21,247	71,502

Disposal of a subsidiary	-	-	-	-	-	(105,968)	(105,968)

Net loss	-	-	-	(547,352)	-	(3,175)	(550,527)

Foreign currency translation adjustment	-	-	-	-	(74,160)	3,987	(70,173)

Balance at September 30, 2020	508,110,000	$508,110	$1,128,241	$(3,642,863)	$36,185	$76,393	$(1,893,934)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities
Net loss	$(129,304)	$(1,464,634)
Adjustments to reconcile net loss to cash used in operating activities:
Loss on disposal of equipment	113	-
Depreciation and amortization	8,856	32,406
Impairment on goodwill	-	34,145
Impairment on intangible asset	-	17,791
Gain on termination of a subsidiary	(61,823)	(4,730)
Amortization of operating lease right-of-use assets	176,866	214,035
Allowance for doubtful accounts	15,370	498,018
Changes in assets and liabilities
Accounts receivable	980	1,675
Prepayments and other receivables	(3,968)	(645)
Operating lease liabilities	(147,035)	(221,963)
Accounts payable	(19,448)	(6,160)
Accruals and other payables	(423,545)	125,212
Deferred revenue	59,945	63,361
Tax payable	(12,257)	(44,614)
Net cash used in operating activities	(535,250)	(756,103)

Cash flows from investing activities
Purchase of equipment	-	(3,548)
Purchase of intangible asset	-	(20,021)
Proceeds from disposal of investments	-	90,207
Net cash provided by investing activities	-	66,638

Cash flows from financing activities
Sales of subsidiary shares to non-controlling interests	-	71,502
Advances from shareholders	2,379,122	3,243,880
Repayments to shareholders	(1,779,746)	(2,760,900)
Net cash provided by financing activities	599,376	554,482

Effect of exchange rates on cash	(3,271)	(55,129)

Net increase (decrease) in cash	60,855	(190,112)

Cash at beginning of period	24,912	224,733

Cash at end of period	$85,767	$34,621

Supplemental of cash flow information
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$-

Non-cash financing activities:
Noncontrolling interests subscriptions receivable	$76,047	$-

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

As of September 30, 2021, the Company has subsidiaries incorporated in countries and jurisdictions including the People’s Republic of China (“PRC”), Hong Kong, and Seychelles. As of September 30, 2021, the Company also effectively controls a number of variable interest entities (“VIEs”) through the Primary Beneficiaries, as defined below. The VIEs include:

(a)     Shenzhen Portercity Investment Co. Ltd. (“Portercity”);

(b)     Shenzhen Porter Warehouse E-Commerce Co. Ltd. (“Porter E-Commerce”) (Portercity 100% owned);

(c)     Shenzhen Porter Shops Lot Technology Co., Ltd. (“Porter Consulting”) (Portercity 85% owned);

(d)     Shenzhen Porter Commercial Perspective Network Co. Ltd. (“Porter Commercial”) (Portercity 100% owned); and

(e)     Shenzhen Xinsanmao Wine Co., Ltd (“Xinsanmao Wine”) (Porter E-Commerce 51% owned).

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

On June 28, 2018, Portercity and Mr. Zhibo Mao established Weifang Portercity in Weifang, Shandong Province, the PRC, with a registered capital of RMB1,000,000 (approximately $155,198). Portercity and Mr. Zhibo Mao hold 60% and 40% equity interest in Weifang Portercity, respectively. Weifang Portercity is intended to be engaged in the business of providing various consulting services to its clients, especially to those who have the intention to be publicly listed in the stock exchanges in the United States and other countries. Weifang Portercity was dissolved on April 22, 2021.

In August 2019, Porter E-Commerce acquired 60% of the equity interest in Shenzhen Qianhai Maihuolang E-commerce Co., Ltd. (“Maihuolang E-commerce”), which is engaged in the business of online E-commerce. In October 2019, the shareholders of Maihuolang E-commerce resolved that the registered capital from RMB 5,000,000 ($775,988) to RMB 5,263,157 ($816,829), and such increase in registered capital would be contributed by the non-controlling interest shareholder. Consequently, the equity interest in Maihuolang E-commerce owned by the Company was changed to 57%. On July 15, 2020, Porter E-Commerce entered into an Equity Transfer Agreement (the “Agreement”) with Mr. Kezhan Ma, whereby Porter E-Commerce transferred its 57% equity interests in Maihuolang E-Commerce to Mr. Kezhan Ma, for cash consideration of RMB 650,000 (approximately $101,020) which amount is received on July 27, 2020. The Company did not report the operation of Maihuolang E-commerce as discontinued operation as the sale did not represent a strategic shift that would have a major effect on the Company’s operations and financial results. An impairment loss of $52,603 and a disposal gain of $4,791 were recognized.

In July 2020, the shareholders of Porter Consulting resolved that the registered capital from RMB 1,000,000 ($155,198) to RMB 1,176,470 ($182,585), and such increase in registered capital would be contributed by the non-controlling interest shareholder. Consequently, the equity interest in Porter Consulting owned by the Company was changed to 85%. Besides, Porter Consulting change from Shenzhen Yihuilian Information Consulting Co. Ltd. to Shenzhen Porter Shops Lot Technology Co., Ltd.

In July 2021, Porter E-commerce and Mr. Shoubao Guo established Xinsanmao Wine in Shenzhen, Guangdong Province, with a registered capital of RMB1,000,000 (approximately $155,198). Porter E-commerce and Mr. Shoubao Guo hold 51% and 49% equity interest in Xinsanmao Wine, respectively. Xinsanmao Wine is intended to be engaged in the business of wine distribution.

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

The unaudited interim condensed consolidated financial information as of September 30, 2021, and for the three and nine months periods ended September 30, 2021 and 2020 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The unaudited interim condensed consolidated financial information should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, previously filed with the SEC on April 15, 2021.

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

The Company has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) its recurring loss from operations approximately $763,182 for the nine months ended September 30, 2021, (2) its accumulated deficit of approximately $4,617,322 as of September 30, 2021 and (3) the fact that the Company had negative operating cash flows of approximately $535,250 for the nine months ended September 30, 2021.

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

As of September 30, 2021, our cash balance was $85,767 and our current liabilities exceed current assets by $3,385,740. Our cash balance as of September 30, 2021 is not sufficient to support our operations for the next 12 months after the date that the financial statements issued. The negative operating results of cash flow and working capital for the quarter ended September 30, 2021 raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

During January to September 2021, the Company received loans from shareholders with approximately $2.4 million. On an on-going basis, the Company also received and will continue to receive financial support commitments from the Company’s related parties. However, if the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, the Company will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive market pressures, which will have negative influence upon its business, prospects, financial condition and results of operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

The following financial information of the Company’s consolidated VIEs (including subsidiary of VIEs) is included in the accompanying unaudited condensed consolidated financial statements:

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$75,443	$13,013
Accounts receivable, net	2,187	3,132
Prepayments and other receivables	54,819	46,026
Due from shareholders	440,876	435,975
Amount due from the Company and its non-VIE subsidiaries (1)	641,016	441,759
Total current assets	1,214,341	939,905

NON-CURRENT ASSETS
Long term rental deposit	39,081	38,592
Long term prepayment	1,606	5,758
Equipment, net	15,032	23,410
Operating lease right-of-use assets	369,185	539,945
Total non-current assets	424,904	607,705

TOTAL ASSETS	$1,639,245	$1,547,610

CURRENT LIABILITIES
Accounts payable	$127,960	$145,644
Accruals and other payables	241,941	645,073
Deferred revenue	420,091	355,398
Tax payable	80,449	91,596
Amounts due to shareholders of the Company	2,903,659	2,294,151
Operating lease liability - current	293,822	216,180
Total current liabilities	4,067,922	3,748,042

NON-CURRENT LIABILITIES
Operating lease liability - non-current	129,511	347,656
TOTAL LIABILITIES	$4,197,433	$4,095,698

(1) Amount due from the Company and its non-VIE subsidiaries consists of inter-company from other non-VIE subsidiaries within the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net revenue	$31,786	$30,453	$58,748	$451,367
Net (loss) income	$(149,300)	$(477,129)	$85,300	$(1,184,321)

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

	Nine Months Ended September 30,
	2021	2020

Net cash used in operating activities	$(323,806)	$(509,188)
Net cash provided by investing activities	-	66,638
Net cash provided by financing activities	385,815	263,160

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

The Company via Porter Consulting earns commissions of $5,422 and $20,604 for the three and nine months ended September 30, 2021 respectively, primarily from a third-party payment service provider when China UnionPay card transactions are completed and settled. Commissions of $11,087 and $34,682 for the three and nine months ended September 30, 2020 respectively, Revenue related to commissions is recognized in the statement of operation at the time when the underlying transaction is completed.

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

Depending on the complexity of the underlying service arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earnings process occurs. Depending on the magnitude of specific revenue arrangements, adjustment may be made to the judgments, assumptions and estimates regarding contracts executed in any specific period. Service income from consulting services, totaled nil and nil for the three and nine months ended September 30, 2021, is recognized when the service is performed. Service income from consulting services, totaled nil and $306,286 for the three and nine months ended September 30, 2020.

In accordance with ASC 606, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned by PPBGL as commissions. When the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenues should be recorded on a gross basis. When the Company is not the primary obligor, does not bear the inventory risk and does not have the ability to establish the price, revenues are recorded on a net basis. The Company determined that it is not the primary obligor in its trading business. For the three and nine months ended September 30, 2021, the Company recognized a net revenue of $4,435 and $13,094, when control of the products has transferred, being at the point the products are delivered to the customer and the customer has accepted the products, and there is no unfulfilled obligation that could affect the customer’s acceptance of the products. For the three and nine months ended September 30, 2020, the Company recognized a net revenue of nil and $11,928.

Starting from the first quarter of 2019, the Company, via PPBGL, Maihuolang E-commerce and Porter Commercial, provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels and promotion strategy, and capital market operation, via live and online sessions. Under ASC Topic 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to perform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The fees associated with the course of training sessions are clearly identified in service agreements. Training service revenue is recognized at the time when the training sessions stipulated in the contract are completed. The Company recognized $16,100 and $18,047 for the three and nine months ended September 30, 2021. The Company recognized $42,447 and $132,090 for the three and nine months ended September 30, 2020.

Starting from August 2021, the Company, via Xinsanmao Wine, provides wine trading business with its clients. There is no variable consideration and non-cash consideration agreed with the customers. The transaction price is fixed and allocated to the agreed goods, the only performance obligation. The revenue is recognized at a point in time once the Company has determined that the customers have obtained control over the goods. Control is typically deemed to have been transferred to the customers when the performance obligation is fulfilled, usually at the time of delivery, at the transaction price. The revenue of wine trading business is disclosed under others for the three and nine months ended September 30, 2021.

Practical expedients and exemption

The company has not incurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Other service income is earned when services have been rendered.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

Revenue by major product line

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2021	2020	2021	2020

Investment and corporate management consulting services	$-	$-	$-	$306,286
Training service	16,100	42,447	18,047	132,090
Third-party payment service	5,422	11,087	20,604	34,682
Trading business	4,435	-	13,094	11,928
Others	5,829	5,260	7,003	44,741
	$31,786	$58,794	$58,748	$529,727

Revenue by recognition over time vs point in time

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue by recognition over time	$16,100	$-	$16,100	$306,286
Revenue by recognition at a point in time	15,686	58,794	42,648	223,441
	$31,786	$58,794	$58,748	$529,727

Revenue by recognition gross vs net

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue by gross	$27,351	$58,794	$45,654	$517,799
Revenue by net	4,435	-	13,094	11,928
	$31,786	$58,794	$58,748	$529,727

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2021	RMB6.4434 to $1	HKD7.7850 to $1
December 31, 2020	RMB6.5250 to $1	HKD7.7534 to $1

Statement of operation and cash flows items
For the nine-month period ended September 30, 2021	RMB6.4701 to $1	HKD7.7673 to $1
For the nine-month period ended September 30, 2020	RMB6.9928 to $1	HKD7.7573 to $1
For the three-month period ended September 30, 2021	RMB6.4699 to $1	HKD7.7783 to $1
For the three-month period ended September 30, 2020	RMB6.9153 to $1	HKD7.7504 to $1

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss attributable to Porter Holding International, Inc.	$(196,633)	$(547,352)	$(127,906)	$(1,441,931)

Weighted average number of common shares outstanding - basic and diluted	508,110,000	508,110,000	508,110,000	508,110,000

Basic and diluted loss per share	$-	$-	$-	$-

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Non-controlling interests

Non-controlling interests consists of an aggregate of 15% of the equity interest of Porter Consulting, 49% of the equity interest of Xinsanmao Wine and 40% of the equity interest of Weifang Portercity (dissolved on April 22, 2021). Non-controlling interests subscriptions receivable amounted to RMB 490,000 ($76,047) as of September 30, 2021, from one individual investor of Xinsanmao Wine. Subscriptions receivable from Xinsanmao Wine are expected to be received in 2022. Excess of contribution received from non-controlling shareholders over carrying value of the entity is recorded in additional paid in capital. The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the results of the Company are presented on the face of the consolidated statement of operations and comprehensive loss as an allocation of the total loss for the nine months ended September 30, 2021 between non-controlling interest holders and the shareholders of the Company.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

Non-controlling interests consist of the following:

	September 30, 2021	December 31, 2020

Porter Consulting	$18,463	$25,864
Xinsanmao Wine	76,047	-
Weifang Portercity	-	55,058
Non-controlling interests subscriptions receivable	(76,047)	-
Total non-controlling interests	$18,463	$80,922

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

The Company recognized no impairment of ROU assets as of September 30, 2021 and December 31, 2020.

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

Disposition

On July 15, 2020, Porter E-Commerce entered into the Agreement with Mr. Kezhan Ma, whereby Porter E-Commerce transferred its 57% equity interests in Maihuolang E-Commerce to Mr. Kezhan Ma, for cash consideration of RMB 650,000 (approximately $101,020) which amount is received on July 27, 2020. The Company did not report the operation of Maihuolang E-commerce as discontinued operation as the sale did not represent a strategic shift that would have a major effect on the Company’s operations and financial results. An impairment loss of $51,936 and a disposal gain of $4,730 were recognized for the nine months ended September 30, 2020.

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	September 30, 2021	December 31, 2020

Billed	$46,303	$46,303
Unbilled	2,187	3,132
Accounts receivable	48,490	$49,435
Less: allowance for doubtful accounts	(46,303)	(30,933)
	$2,187	$18,502

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

The following table sets forth the movement of allowance for doubtful accounts:

	September 30, 2021	December 31, 2020

Beginning	$30,933	$3,065
Additions	15,370	1,051,816
Write off	-	(1,023,948)
Exchange rate difference	-	-
Balance	$46,303	$30,933

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	September 30, 2021	December 31, 2020

Prepayments	$11,542	$10,448
Others	43,325	35,867
	$54,867	$46,315

6.	EQUIPMENT, NET

Equipment, net consist of the following:

	September 30, 2021	December 31, 2020

Office and computer equipment	$77,083	$185,009
Less: Accumulated depreciation	(61,345)	(149,130)
	15,738	35,879
Impairment	-	(10,816)
Exchange rate difference	-	(629)
Net value	$15,738	$24,434

Depreciation expenses charged to the statements of operations for the nine months ended September 30, 2021 and 2020 were $8,856 and $14,430, respectively. Depreciation expenses charged to the statements of operations for the three months ended September 30, 2021 and 2020 were $2,742 and $4,746, respectively. Loss on disposal of equipment for the Nine Months Ended September 30, 2021 and 2020 were $113 and nil, respectively.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

7.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	September 30, 2021	December 31, 2020

Software copyright	$-	$-
Domain names and trademarks	-	42,473
Intangible asset	-	42,473
Less: Accumulated amortization	-	(18,126)
	-	24,347
Impairment	-	(23,009)
Exchange rate difference	-	(1,338)
Net value	$-	$-

Amortization charged to the statements of operations for the six months period ended September 30, 2021 and 2020 were nil and $17,976, respectively. Amortization charged to the statements of operations for the three months period ended September 30, 2021 and 2020 were nil and $1,068, respectively.

For the nine months ended September 30, 2021 and 2020, nil and $17,791 of impairment of intangible assets was recognized, respectively.

8.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	September 30, 2021	December 31, 2020

Salary payables	$24,735	$185,396
Refund to a third party*	186,237	306,513
Accrued professional fees	19,778	33,735
Accrued rental expenses	2,215	155,539
Others	35,860	2,299
	$268,825	$683,482

*Refund to a third party is resulted from the fact that Henan Longji Real Estate Development Co., Ltd. (“Longji Real Estate”) filed an action against Porter E-Commerce, Zongjian Chen and Xue’an Yan related to a loan of RMB 2 million (approximately $310,395) which occurred before Porter E-Commerce merged with the Company on April 13, 2020. On May 10, 2020, Porter E-Commerce, Zongjian Chen, Xue’an Yan and Longji Real Estate reached a settlement under which Porter E-Commerce agreed to pay off the loan principal of RMB 2 million in two installments before June 30, 2021 and interest accrued on unpaid principal since January 1, 2020 at a rate of 6% per annum. In addition, under the settlement, Zongjian Chen and Xue’an Yan, the two original shareholders of Porter E-Commerce agreed to be severally and jointly liable for the payoff of the principal and interest of the loan. This amount is co-related to the amount due from shareholders in Note 9. As of September 30 2021, there is remaining RMB 1.2 million (approximately $186,237) not yet repaid. The extension was agreed verbally between Longji Real Estate and the Company.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

9.	BALANCES WITH RELATED PARTIES

Note	September 30, 2021	December 31, 2020
Due from shareholders
Mr. Zongjian Chen and Ms. Xiaomei Xiong (wife of Mr. Zongjian Chen) (a)	$310,395	$306,513
Mr. Zongjian Chen (brother of Mr. Zonghua Chen)	23,237	28,907
	$333,632	$335,420

Due to shareholders
Mr. Zonghua Chen (the Company’s Chairman, Chief Executive Officer, Chief Financial Officer and President)	$1,646,556	$2,046,988
Ms. Xiaomei Xiong (wife of Mr. Zongjian Chen)	1,024,490	-
	$2,671,046	$2,046,988

(a)

On April 13, 2020, Longji Real Estate filed an action against Porter E-Commerce, Zongjian Chen and Xue’an Yan related to certain loan of RMB 2 million (approximately $310,395) which occurred before Porter E-Commerce merged with the Company. On May 10, 2020, Porter E-Commerce, Zongjian Chen, Xue’an Yan and Longji Real Estate reached a settlement under which Porter E-Commerce agreed to pay off the loan principal of RMB 2 million in two installments before June 30, 2021 and interest accrued on unpaid principal since January 1, 2020 at a rate of 6% per annum. In addition, under the settlement, Zongjian Chen and Xue’an Yan, the two original shareholders of Porter E-Commerce agreed to be severally and jointly liable for the payoff of the principal and interest of the loan. Porter E-Commerce, Zongjian Chen and Xue’an Yan were also jointly liable for the litigation costs of RMB11,400 (approximately $1,769). This is co-related to the amount of refund to a third party in Note 8. As of September 30 2021, there is remaining RMB 2.0 million due from Mr. Zongjian Chen and Ms. Xiaomei Xiong.

All the above balances are due on demand, interest-free and unsecured. The Company used the funds for its operations. For the nine months ended September 30, 2021, the Company had transactions amounted $2,379,122 from shareholders and $1,779,746 to shareholders, comparing to $3,243,880 from shareholders and $2,760,900 to shareholders, for the same period in 2020.

10.	INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

ULNV is incorporated in the State of Nevada and is subject to the U.S. federal tax and has incurred net operating loss for income tax purposes through September 30, 2021. As of September 30, 2021, future net operating losses of approximately $57,637 from ULNV are available to offset future taxable income. Accumulated deficit as of September 30, 2021 and December 31, 2020 was approximately $4.6 million and $4.5 million, respectively.

The 2017 Tax Act created a new requirement that, for the periods beginning after January 1, 2018, certain income (referred to as global intangible low taxed income or “GILTI”) earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations must be included in U.S. taxable income. The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules – the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes – the deferred method. The Company elected to account for GILTI in the period the tax is incurred. The Company did not generate any GILTI during the nine-month period ended September 30, 2021.

PGL is registered as an international business company and is exempted from corporation tax in Seychelles.

PPBGL is subject to Hong Kong profits tax rate of 16.5%. For the nine-month period ended September 30, 2021 and 2020, it did not have any assessable profits arising in or derived from Hong Kong and accordingly no provision for Hong Kong profits tax was made.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

PRC Tax

The Company’s subsidiary and consolidated VIEs in China are subject to corporate income tax (“CIT”) at 25% for the nine-month period ended September 30, 2021 and 2020. As of September 30, 2021, the Company had approximately $3.1 million of net operating loss carried forward from the foreign subsidiaries which will expire in various years through 2026.

A reconciliation of the income tax expense determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss before income taxes	$(198,169)	$(550,527)	$(129,304)	$(1,464,634)
United States statutory income tax rate	21%	21%	21%	21%
Income tax expense computed at statutory corporate income tax rate	(41,616)	(115,619)	(27,154)	(307,581)
Reconciling items:
Effect of different tax jurisdictions	28,185	(33,206)	3,400	(49,035)
Non-deductible expenses	288	120,595	4,239	196,784
Change in valuation allowance	13,143	28,230	19,515	159,832
Income tax expense	$-	$-	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2021 and December 31, 2020 are presented below

	September 30, 2021	December 31, 2020

Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$12,104	$11,432
- Hong Kong	45,858	44,147
- PRC	783,438	766,306
	841,400	821,885
Less: Valuation allowance	(841,400)	(821,885)
Disposal:
- PRC	-	(187,240)
Less: Valuation allowance	-	187,240
	$-	$-

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

11.	CHINA CONTRIBUTION PLAN

The Company’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the three and nine months ended September 30, 2021, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $6,999 and $22,474, respectively, to these funds. For the three and nine months ended September 30, 2020, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $16,221 and $36,815, respectively, to these funds.

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

The Company subleases certain office space to a third party that has a remaining term of less than 12 months.

The following table provides a summary of leases by balance sheet location as of September 30, 2021 and December 31, 2020:

Assets/liabilities	September 30, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$369,185	$539,945

Liabilities
Operating lease liability - current	$293,822	$216,180
Operating lease liability - non-current	129,511	347,656
Total lease liabilities	$423,333	$563,836

The operating lease expenses were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2021	2020	2021	2020
Operating lease cost	General and administrative expenses	$69,427	$68,779	$208,274	$253,567

Maturities of operating lease liabilities at September 30, 2021 were as follows:

Maturity of Lease Liabilities	Operating Leases
12 months ending September 30,
2022	317,070
2023	132,112
Total lease payments	449,182
Less: interest	(25,849)
Present value of lease payments	$423,333

Lease liabilities include lease and non-lease component such as management fee.

Future minimum lease payments, which do not include the non-lease components, as of September 30, 2021 were as follows:

12 months ending September 30,
2022	$234,484
2023	97,702
Total	$332,186

Lease Term and Discount Rate	September 30, 2021
Weighted-average remaining lease term (years)
Operating leases--- Shenzhen Development Center, 36/F, LuoHu, Shenzhen	1.42

Weighted-average discount rate (%)
Operating leases	8%

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

13.	CONCENTRATIONS AND CREDIT RISK

(a)	Concentrations

In the three months ended September 30, 2021, one customer accounted for 51% of the Company’s revenues, respectively. In the nine months ended September 30, 2021, one customer accounted for 27% of the Company’s revenues, respectively.

In the three months ended September 30, 2020, one customer accounted for 48% of the Company’s revenues, respectively. In the nine months ended September 30, 2020, one customer accounted for 58% of the Company’s revenues, respectively.

No other customer accounts for more than 10% of the Company’s revenue in the nine months ended September 30, 2021 and 2020.

As of September 30, 2021, two customers accounted for 88% of the Company’s accounts receivable. As of September 30, 2020, three customers accounted for 80% of the Company’s accounts receivable.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of September 30, 2021, and December 31, 2020, substantially all of the Company’s cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

14.	SEGMENT REPORTING

During the period ended September 30, 2021, the Company reports two reportable segments in consulting services, as well as training services and others.

Revenues and associated costs are directly attributable to the related segments. Unallocated corporate costs primarily include corporate initiatives, corporate shared costs, such as finance and legal, are managed centrally at a consolidated level.

The Company’s Chief Operating Decision Maker does not evaluate operating segments using asset information.

Information about segments during the periods presented were as follows. For comparative purposes, amounts in prior period has been recast:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Consulting services	-	-	-	306,286
Training services and others	31,786	58,794	58,748	223,441
Total revenue	31,786	58,794	58,748	529,727
Loss from operations
Consulting services	(113,364)	(456,997)	(381,401)	(986,926)
Training services and others	(37,911)	(29,079)	(182,140)	(195,067)
Corporate costs, unallocated	(47,596)	(71,378)	(199,641)	(310,867)
Total loss from operations	$(198,871)	$(557,454)	$(763,182)	$(1,492,860)

15.	SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to September 30, 2021 to the date these condensed consolidation financial statements were issued. There is not material subsequent event to disclose in these condensed consolidated financial statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of Porter Holding International, Inc., a Nevada corporation, and its consolidated subsidiaries and variable interest entities;

●	“PGL” are to Porter Group Limited, a Republic of Seychelles company and our wholly-owned subsidiary;

●	“PPBGL” are to Porter Perspective Business Group Limited, a Hong Kong company and wholly-owned subsidiary of PGL;

●	“Qianhai Porter” are to Shenzhen Qianhai Porter Industrial Co. Ltd., a PRC company and wholly-owned subsidiary of PPBGL;

●	“Portercity” are to Shenzhen Porter Enterprise Management Services Co. Ltd., a PRC company;

●	“Porter E-Commerce” are to Shenzhen Porter Warehouse E-Commerce Co. Ltd., a PRC company and wholly-owned subsidiary of Portercity;

●	“Porter Consulting” are to Shenzhen Porter Shops Lot Technology Co., Ltd., a PRC company and 85% owned subsidiary of Portercity;

●	“Porter Commercial” are to Shenzhen Porter Commercial Perspective Network Co., Ltd., a PRC company and wholly-owned subsidiary of Portercity;

●	“Weifang Portercity” are to Weifang Porter City Commercial Management Company Limited, a PRC company and a 60% owned subsidiary of Portercity. Weifang Portercity was dissolved on April 22, 2021.

●	“Xinsanmao Wine” are to Shenzhen Xinsanmao Wine Co., Ltd, a PRC company and a 51% owned subsidiary of Porter E-Commerce.

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

Our wholly-owned PRC subsidiary, Qianhai Porter, as a foreign investment enterprise under PRC laws, is not eligible to operate Internet information and content, Internet access, online games, mobile, value added telecommunications and certain other businesses. As a result, we conduct our business in China through our consolidated VIE, Portercity, and its subsidiaries. Qianhai Porter has nominal operations or assets and controls and receives 100% of the economic benefits of our VIE through contractual arrangements.  Portercity contributed 100% of our consolidated results of operations and cash flows and accounted for 100% of our consolidated total assets and total liabilities.

On July 15, 2020, Porter E-Commerce entered into an Equity Transfer Agreement (the “Agreement”) with Mr. Kezhan Ma, whereby Porter E-Commerce transferred its 57% equity interests in Maihuolang E-Commerce to Mr. Kezhan Ma, for cash consideration of RMB 650,000 (approximately $101,020). An impairment loss of $51,936 and a disposal gain of $4,730 were recognized.

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

In July 2021, Porter E-commerce and Mr. Shoubao Guo established Shenzhen Xinsanmao Wine Co., Ltd, or Xinsanmao Wine in Shenzhen, China, with a registered capital of RMB1,000,000 (approximately $155,198). Porter E-commerce and Mr. Shoubao Guo hold 51% and 49% of equity interests in Xinsanmao Wine, respectively. Xinsanmao Wine is engaged in the business of wine distribution.

Since the first half of 2020, the COVID-19 pandemic has depressed demand for the Company’s services, and adversely impacted the Company’s operating results. The Company’s revenue decreased by $470,979, or 88.91% to $58,748 for the nine months ended September 30, 2021, compared to $529,727 for the same period of 2020. The Company has changed to require upfront cash payments prior to performing certain consulting services, in order to enhance collection of accounts receivable. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with COVID-19.

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

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table sets forth key components of our results of operations during the three months ended September 30, 2021 and 2020, both in dollars and as a percentage of our revenue.

	Three Months Ended September 30,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$31,786	100.00	$58,794	100.00
Cost of revenue	(14,146)	(44.50)	(11,570)	(19.68)
Gross profit	17,640	55.50	47,224	80.32
Operating expenses
General and administrative expenses	(216,511)	(681.15)	(604,678)	(1,028.47)
Loss from operations	(198,871)	(625.66)	(557,454)	(948.15)
Other income	702	2.21	6,927	11.78
Net loss before income taxes	(198,169)	(623.45)	(550,527)	(936.37)
Income tax expense	-	-	-	-
Net loss	$(198,169)	(623.45)	$(550,527)	(936.37)
Less: Net loss attributable to non-controlling interests	(1,536)	(4.83)	(3,175)	(5.40)
Net loss attributable to Porter Holding International Inc. common stockholders	$(196,633)	(618.62)	$(547,352)	(930.97)

Revenue. Our revenue was $31,786 for the three months ended September 30, 2021, compared to $58,794 for the same period last year. One of our revenue sources is to provide various consulting services to our customers, especially those who have the intention to be publicly listed, primarily on the stock exchanges in the United States. Service income from the provision of these consulting services totaled nil and nil for the three months ended September 30, 2021 and 2020, respectively. This was mainly attributable to the impacts of COVID-19 and depressed market demand. Starting from 2019, the Company provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels, promotion strategy and capital market operation, via live and online sessions. The service income from providing training services totaled $16,100 and $42,447 for the three months ended September 30, 2021 and 2020. Through Porter Consulting, we also promoted the payment service of third-party payment service providers to merchants in Shenzhen and in return share a portion of the processing fees earned by the third-party payment service providers in the form of commission. Our commission totaled $5,422 and $11,087 for the three months ended September 30, 2021 and 2020, respectively. The approximately 51.1% decline in commission for the third quarter of 2021 was also the result of the COVID-19 pandemic. Revenues of $4,435 and nil were generated from trading business for the three months ended September 30, 2021 and 2020, respectively. Revenue of others were $5,829 and $5,260 for the three months ended September 30, 2021 and 2020, respectively. Revenue of others for the three months ended September 30, 2021 included revenues from the new wine trading business.

Due to the impact of COVID-19, the Company, starting from the first quarter of 2020, requests to receive cash prior to performing investment and corporate management consulting services in order to ensure collection of payment.

Cost of revenue. Our cost of revenue was $14,146 for the three months ended September 30, 2021, compared to $11,570 for the same period last year. Cost of revenue includes the costs incurred in performing consulting services, third-party payment service and other business. The cost of consulting service arises from shell acquisitions, and legal and accounting advisory service outsourced to third-party service providers. The increase of cost of revenue is due to smaller margins of trading business.

Gross profit and gross margin. Our gross profit was $17,640 for the three months ended September 30, 2021, compared to $47,224 for the same period last year. Gross profit as a percentage of revenue (gross margin) was 55.50% for the three months ended September 30, 2021, compared to 80.32% for the same quarter last year. The decrease of gross profit was mainly due to the decrease of business demand as a result of COVID-19.

General and administrative expenses. As shown below, our general and administrative expenses consist primarily of bad debt provision, compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $388,167 to $216,511 for the three months ended September 30, 2021, compared to $604,678 for the same period of 2020. Decrease was mainly due to no allowance for doubtful accounts reserved during the three months ended September 30, 2021. Due to the impact of COVID-19, the Company assessed that the collectability being not probable and hence provide bad debt provision for majority of receivable from the investment and corporate management consulting services for the six months period last year. Besides, there was a decrease in salary and staff benefit, lease and management fee and legal and professional fees of $26,933, $10,284 and $13,329, respectively, compared to corresponding period in prior year. The decrease was mostly due to the depressed market demand and the cost reduction strategy of the Company as a result of the impact of COVID-19.

	Three Months Ended September 30,
	2021		2020		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and staff benefits	$77,255	35.68	$104,188	17.23	$(26,933)	(25.85)
Lease and management fee	68,040	31.43	78,324	12.95	(10,284)	(13.13)
Legal and professional fees	55,573	25.67	68,902	11.39	(13,329)	(19.34)
Depreciation and amortization	2,742	1.27	5,816	0.96	(3,074)	(52.86)
Bad debt provision	-	-	335,187	55.43	(335,187)	(100.00)
Impairment	-	-	291	0.05	(291)	(100.00)
Others	12,901	5.96	11,970	1.99	931	7.78
Total general and administrative expenses	$216,511	100.00	$604,678	100.00	$(388,167)	(64.19)

Other income. Our other income was $702 and $6,927 for the three months ended September 30, 2021 and 2020.

Income tax expense. Our Income tax expense was nil and nil for the three months ended September 30, 2021 and 2020.

Net loss. As a result of the cumulative effect of the factors described above, there was a net loss of $198,169 and $550,527 for the three months ended September 30, 2021 and 2020, respectively.

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table sets forth key components of our results of operations during the nine months ended September 30, 2021 and 2020, both in dollars and as a percentage of our revenue.

	Nine Months Ended September 30,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$58,748	100.00	$529,727	100.00
Cost of revenue	(29,554)	(50.31)	(391,374)	(73.88)
Gross profit	29,194	49.69	138,353	26.12
Operating expenses
General and administrative expenses	(792,376)	(1,348.77)	(1,631,213)	(307.94)
Loss from operations	(763,182)	(1,299.08)	(1,492,860)	(281.82)
Other income	633,878	1,078.98	28,226	5.33
Net loss before income taxes	(129,304)	(220.10)	(1,464,634)	(276.49)
Income tax expense	-	-	-	-
Net loss	$(129,304)	(220.10)	$(1,464,634)	(276.49)
Less: Net loss attributable to non-controlling interests	(1,398)	(2.38)	(22,703)	(4.29)
Net loss attributable to Porter Holding International Inc. common stockholders	(127,906)	(217.72)	(1,441,931)	(272.20)

Revenue, net. Our revenue was $58,748 for the nine months ended September 30, 2021, compared to $529,727 for the same period last year. Starting from the second quarter of 2018, we commenced providing various consulting services to our customers, especially those who have the intention to be publicly listed primarily on the stock exchanges in the United States, and we received service income from the provision of these consulting services totaled nil and $306,286 for the nine months ended September 30, 2021 and 2020, respectively. The significant decrease of revenue in the nine months of 2021 was mainly attributable to the impacts of COVID-19 and depressed market demand. Starting from 2019, the Company provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels, promotion strategy and capital market operation, via live and online sessions. The service income from providing training services totaled $18,047 and $132,090 for the nine months ended September 30, 2021 and 2020. Through Porter Consulting we have also promoted the payment service of third-party payment service providers to merchants in Shenzhen and in return share a portion of the processing fees earned by such third-party payment service providers as commission. Our commission totaled $20,604 and $34,682 for the nine months ended September 30, 2021 and 2020, respectively. The approximately 40.59% decline in commission for the nine months ended September 30, 2021 was also the result of the COVID-19 pandemic. Revenues of $13,094 and $11,928 were generated from trading business for the nine months ended September 30, 2021 and 2020, respectively. Revenue of others were $7,003 and $44,741 for the nine months ended September 30, 2021 and 2020, respectively. Revenue of others for the nine months ended September 30, 2021 included revenues from the new wine trading business.

Cost of revenue. Our cost of revenue was $29,554 for the nine months ended September 30, 2021, compared to $391,374 for the same period last year. Cost of revenue refers to the cost incurred in performing consulting services, third-party payment service and other business. The cost of consulting service arises from shell acquisitions, and legal and accounting advisory service outsourced to third-party service providers. The decrease of cost of revenue in the nine months ended September 30, 2021 is in line with the decrease of revenue.

Gross profit and gross margin. Our gross profit was $29,194 for the nine months ended September 30, 2021, compared to $138,353 for the same period last year. Gross profit as a percentage of revenue (gross margin) was 49.69% for the nine months ended September 30, 2021, compared to 26.12% for the same quarter last year. The decrease of gross profit was mainly due to the decrease of business demand as a result of the impacts of COVID-19.

General and administrative expenses. As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $838,837 to $792,376 for the nine months ended September 30, 2021, compared to $1,631,213 for the same period in 2020. Decrease was mainly due to that allowance for doubtful accounts decreased $482,648, from $498,018 to $15,370 during the nine months ended September 30, 2021 and 2020. Due to the impact of COVID-19, the Company assessed that the collectability being not probable and hence provide bad debt provision for majority of receivable from the investment and corporate management consulting services for the nine months period last year. Besides, no impairment reserved during the nine months ended September 30, 2021. An impairment of $51,936 related to the goodwill and intangible assets of Maihuolang E-Commerce was recognized for the nine months ended September 30, 2020. Moreover, there was a decrease in salary and staff benefit, lease and management fee and legal and professional fees of $139,881, $58,383 and $99,861, respectively, compared to corresponding period in prior year. The decrease was mostly due to the depressed market demand and the cost reduction strategy of the Company as a result of the impact of COVID-19.

	Nine Months Ended September 30,
	2021		2020		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and staff benefits	$260,806	32.91	$400,687	24.56	$(139,881)	(34.91)
Lease and management fee	207,702	26.21	266,085	16.31	(58,383)	(21.94)
Legal and professional fees	236,107	29.80	335,968	20.60	(99,861)	(29.72)
Depreciation and amortization	8,856	1.12	32,406	1.99	(23,550)	(72.67)
Bad debt provision	15,370	1.94	498,018	30.53	(482,648)	(96.91)
Impairment	-	-	51,936	3.18	(51,936)	(100.00)
Others	63,535	8.02	46,113	2.83	17,422	37.78
Total general and administrative expenses	$792,376	100.00	$1,631,213	100.00	$(838,837)	(51.42)

Other income. Our other income was $633,878 and $28,226 for the nine months ended September 30, 2021 and 2020. The increase was primarily due to the compensation received with the termination of the Weifang project. During January 2021, Weifang Portercity agreed with the local government to terminate a project, which was signed on August 25, 2018 for Weifang Portercity to facilitate investment and promote business opportunities for the Weifang region. As the local government changed its development strategy, it determined to terminate the Weifang project. Consequently, Weifang Portercity received a compensation of approximately $0.5 million from the local government to compensate its upfront establishment expenses including expenditure relating to office renovation, office equipment and supplies. Weifang Portercity was dissolved on April 22, 2021. Besides, $61,823 investment gain was recognized during the nine months ended September 30, 2021.

Income tax expense. Our Income tax expense was nil and nil for the nine months ended September 30, 2021 and 2020.

Net loss. As a result of the cumulative effect of the factors described above, there was a net loss of $129,304 and $1,464,634 for the nine months ended September 30, 2021 and 2020, respectively.

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

Working Capital

	September 30, 2021	December 31, 2020
Current Assets	$476,453	$425,149
Current Liabilities	3,862,193	3,539,288
Working Capital Deficiency	$(3,385,740)	$(3,114,139)

As of September 30, 2021, we had cash of $85,767. To date, we have financed our operations primarily through borrowings from our stockholders, related and unrelated parties.

Going Concern Uncertainties

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern.

We have considered whether there is substantial doubt about our ability to continue as a going concern given (1) our loss from operations approximately $763,182 for the nine months ended September 30, 2021, (2) our accumulated deficit of approximately $4,617,322 as of September 30, 2021 and (3) the fact that we had negative operating cash flows of approximately $535,250 for the nine months ended September 30, 2021.

As of September 30, 2021, our cash balance was $85,767 and our current liabilities exceed current assets by $3,385,740. Our cash balance as of September 30, 2021 is not sufficient to support our operations for the next 12 months after the date that the financial statements issued. The negative operating results of cash flow and working capital deficiency for the quarter ended September 30, 2021 raise substantial doubt about our ability to continue as a going concern. Our continued operations are highly dependent upon our ability to increase revenues and if needed, to complete equity and/or debt financing.

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

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(535,250)	$(756,103)
Net cash provided by investing activities	-	66,638
Net cash provided by financing activities	599,376	554,482
Effect of exchange rate changes on cash	(3,271)	(55,129)
Net increase (decrease) in cash	60,855	(190,112)
Cash at the beginning of period	24,912	224,733
Cash at the end of period	$85,767	$34,621

Operating Activities

Net cash used in operating activities was $535,250 for the nine months ended September 30, 2021, as compared to $756,103 net cash used in operating activities for the nine months ended September 30, 2020. The net cash used in operating activities for the nine months ended September 30, 2021 was mainly due to our net loss of $129,304, a decrease in operating lease liabilities of $147,035 and a decrease in accruals and other payables of $423,545, partially offset by the increase in amortization of operating lease right-of-use assets of $176,866. The net cash used in operating activities for the nine months ended September 30, 2020 was mainly due to our net loss of $1,464,634, a decrease in operating lease liabilities of $221,963 and tax payable of $44,614, partially offset by the increase in bad debt expense of $498,018, accruals and other payables of $125,212 and deferred revenue of $63,361.

Investing Activities

Net cash provided by investing activities was nil for the nine months ended September 30, 2021, as compared to $66,638 net cash used in investing activities for the nine months ended September 30, 2020. The net cash provided by investing activities for the nine months ended September 30, 2020 was attributable to the disposal of investments of $90,207, partially offset by the purchase of $3,548 of equipment and $20,021 of intangible assets.

Financing Activities

Net cash provided by financing for the nine months ended September 30, 2021 was $599,376, as compared to $554,482 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, we obtained advances of $2,379,122 from shareholders and repaid $1,779,746 to shareholders. For the nine months ended September 30, 2020, we obtained proceeds from sales of non-controlling interests of $71,502, advances of $3,243,880 from shareholders and repaid $2,760,900 to shareholders.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2021:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts due to shareholders	$2,671,046	$2,671,046	$-	$-	$-
Leases	332,186	234,484	97,702	-	-
TOTAL	$3,003,232	$2,905,530	$97,702	$-	$-

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

Capital Expenditures

We incurred capital expenditures of nil and $23,569 for the nine months ended September 30, 2021 and 2020, respectively.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2021 due to the following material weaknesses that our management identified in our internal control over financial reporting as of September 30, 2021:

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our unaudited condensed consolidation financial statements as of and for the period ended September 30, 2021 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Other than the legal proceedings set forth below, we are currently not aware of any legal proceedings or claims that would require disclosure under Item 103 of Regulation S-K. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On April 13, 2020, Henan Longji Real Estate Development Co., Ltd. (“Longji Real Estate”) filed an action against Porter E-Commerce, Zongjian Chen and Xue’an Yan related to certain loan in the principal amount of RMB2 million (approximately $283,082) which loan occurred before Porter E-Commerce merged with the Company. On May 10, 2020, Porter E-Commerce, Zongjian Chen, Xue’an Yan and Longji Real Estate reached a settlement under which Porter E-Commerce agreed to pay off the loan principal of RMB2 million in two installments before June 30, 2021 and interest accrued on unpaid principal since January 1, 2020 at a rate of 6% per annum. In addition, under the settlement, Zongjian Chen and Xue’an Yan, the two original shareholders of Porter E-Commerce agreed to be severally and jointly liable for the repayment of the principal and interest of the loan. Porter E-Commerce, Zongjian Chen and Xue’an Yan were also jointly liable for the litigation costs of RMB11,400 (approximately $1,614). As of September 30, 2021, RMB1.2 million (approximately $186,237) of the loan had not been repaid yet. Longji Real Estate and Porter E-Commerce have verbally agreed to extend the repayment of the loan.

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

Date: November 15, 2021

PORTER HOLDING INTERNATIONAL, INC.

By:	/s/ Zonghua Chen
Zonghua Chen
Chief Executive Officer and Chief Financial Officer