Form 10-K
period 2021-12-31
Porter Holding International, Inc.
filed 2022-04-13
CIK 1605810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Yes ☐ No ☒

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the last sale price of $1.45 per share) was approximately$69.77 million. Shares of the registrant’s common stock beneficially held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There was a total of 508,110,000 shares of the registrant’s common stock outstanding as of April 13, 2022.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of Porter Holding International, Inc., a Nevada corporation, and its consolidated subsidiaries and the variable interest entities (VIEs);

●	“PGL” are to Porter Group Limited, a Republic of Seychelles company and our wholly-owned subsidiary;

●	“PPBGL” are to Porter Perspective Business Group Limited, a Hong Kong company and wholly-owned subsidiary of PGL;

●	“Qianhai Porter” are to Shenzhen Qianhai Porter Industrial Co. Ltd., a PRC company and wholly-owned subsidiary of PPBGL;

●	“Portercity” are to Shenzhen Porter Enterprise Management Co. Ltd., a PRC company;

●	“Porter E-Commerce” are to Shenzhen Porter Warehouse E-Commerce Co. Ltd., a PRC company and wholly-owned subsidiary of Portercity;

●	“Porter Consulting” are to Shenzhen Porter Shops Lot Technology Co., Ltd., a PRC company and an 85% owned subsidiary of Portercity;

●	“Porter Commercial” are to Shenzhen Porter Commercial Perspective Network Co., Ltd., a PRC company and wholly-owned subsidiary of Portercity;

●	“Weifang Portercity” are to Weifang Porter City Commercial Management Company Limited, a PRC company and a 60% owned subsidiary of Portercity, until its dissolution on April 22, 2021;

●	“Xinsanmao Wine” are to Shenzhen Xinsanmao Wine Co., Ltd, a PRC company and a 51% owned subsidiary of Porter E-Commerce;

●

“Yueqian Smart Zone” are to Guizhou Yueqian Smart Zone Management Co., Ltd., a PRC company incorporated on March 8, 2022 that is engaged in e-commerce, and a 52% owned subsidiary of Porter Consulting. Yueqian Smart Zone is a comprehensive service company focusing on industrial zone management, digital smart urbanization upgrading, supply chain service and payment and settlement service. Yueqian Smart Zone cooperates with domestic well-known third-party payment license companies and supply chain companies to develop a smart SaaS system in the industrial park, with a view to increasing taxes for the government, improving services for enterprises, and upgrading the zone. As an early stage company, Yueqian Smart Zone mainly serves 24 industries in Guizhou Shiban economic development zone and 30,000 enterprises located in the zone.

●

“VIEs” means variable interest entities whose financial statements are included in our consolidated financial statements as a result of a series of agreements based upon which, under U.S. GAAP, we are considered the primary beneficiary of them for accounting purposes. The VIEs include Portercity and its subsidiaries Porter E-Commerce, Porter Consulting, Porter Commercial, Xinsanmao Wine and Yueqian Smart Zone, unless the context otherwise indicates;

●	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

●	“China” and “PRC” refer to the People’s Republic of China, for the purpose of this report, excluding Taiwan and the special administrative regions of Hong Kong and Macau;

●	“Renminbi” and “RMB” refer to the legal currency of China;

●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Securities Act” are to the Securities Act of 1933, as amended.

Summary of Risk Factors

We are a holding company incorporated in Nevada, the United States, with no material operations of our own. We conduct substantially all of our operations in China through the VIEs. Our wholly-owned PRC subsidiary, Qianhai Porter, has nominal operations or assets. See the organizational chart under “Item 1. Business—Our Corporate Structure.”

We use a VIE structure due to PRC legal restrictions on foreign ownership in certain internet-related business, and the Chinese regulatory authorities could disallow our structure, which could result in a material change in our operations and the value of our securities could decline or become worthless. See below “Item 1. Business—Our Corporate Structure” for a summary of the contractual arrangements between our PRC subsidiary Qianhai Porter and Portercity, or the VIE, and “Item 1A. Risk Factors—Risks Related to the VIE Structure” for certain risks related to the contractual VIE arrangements and our corporate structure.

There are significant legal and operational risks associated with having substantially all operations in China, including that changes in the legal, political and economic policies of the Chinese government, the relations between China and the United States, or the Chinese or United States regulations may materially and adversely affect our business, financial condition, results of operations and the market price of our securities. Moreover, the Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our securities.

The PRC government recently initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. We are closely monitoring these regulatory developments in China. As of the date of this report, no applicable effective laws or regulations in the PRC explicitly require us, our PRC subsidiary or VIEs to seek approval from the China Securities Regulatory Commission (“CSRC”), or any other PRC governmental authorities for our VIE structure or the trading of our common stock on the over-the-counter (“OTC”) markets in the United States, nor has our Nevada holding company Porter Holding International, Inc. or any of our PRC subsidiary or the VIEs received any inquiry, notice, warning or sanctions from the CSRC or any other PRC governmental authorities regarding such matters. For a detailed description of various risks related to doing business in China, see below “Item 1A. Risk Factors—Risks Related to Doing Business in China.”

Pursuant to the Holding Foreign Companies Accountable Act (the “HFCA Act”), the Public Company Accounting Oversight Board (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, because of a position taken by one or more authorities in such jurisdictions. The PCAOB’s report also identified individual registered public accounting firms which are subject to these determinations. Neither our current auditor YCM CPA INC., nor former auditor Friedman LLP is headquartered in mainland China or Hong Kong or was identified in this report as a firm subject to the PCAOB’s determination. YCM CPA INC. is subject to inspection by the PCAOB and the audit workpapers of the Company including those of its PRC entities are retained in the United States by YCM CPA INC. and available for the PCAOB’s inspection. However, if the PCAOB determines that it cannot inspect or investigate completely our auditor in the future, you may be deprived of the benefits of such inspection and such determination could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCA Act.

Cash is transferred through our organization in the following manner: (i) we may transfer funds to Qianhai Porter, through our Seychelles and/or Hong Kong subsidiaries, by additional capital contributions or shareholder loans, as the case may be; (ii) Qianhai Porter may provide loans to the VIEs, subject to statutory limits and restrictions; (iii) funds from the VIEs to Qianhai Porter are remitted as services fees; and (iv) Qianhai Porter may make dividends or other distributions to us through our Hong Kong and Seychelles subsidiaries. As a Nevada holding company, we may rely on dividends and other distributions on equity paid by Qianhai Porter for our cash and financing requirements. If Qianhai Porter incurs debt on its own behalf in the future, the instruments governing such debt may restrict its ability to pay dividends to us. To date, we have not raised any capital from investors in the United States, and thus, have not transferred funds to Qianhai Porter. As of the date of this report, there have not been any such dividends or other distributions from Qianhai Porter to our Hong Kong or Seychelles subsidiaries. In addition, none of our subsidiaries have ever issued any dividends or distributions to us or their respective shareholders outside of China. As of the date of this report, the VIEs have not remitted any services fees to Qianhai Porter. We intend to distribute earnings or settle amounts owed under the VIE agreements.

Investing in our securities involves a high degree of risk. Readers are urged to carefully consider the risk factors under “Item 1A. Risk Factors.” Below is a summary of some of the principal risks we face, including significant regulatory, liquidity and enforcement risks in relation to our corporate structure and being based in and having substantially all of the operations in China:

Risks Related to the VIE Structure

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

●	Our contractual arrangements may not be as effective in providing control over the variable interest entities as direct ownership; and

●	Mr. Zonghua Chen’s association with VIEs could pose a conflict of interest which may result in VIEs decisions that are adverse to our business.

Risks Related to Doing Business in China

We face risks and uncertainties related to doing business in China in general, including, but not limited to, the following:

●

The Chinese government may intervene or influence our operations in China at any time, or may exert more control over offerings conducted outside China and/or non-Chinese investment in China-based companies, which could result in a material change in our operations and in the value of our securities. Any actions by the Chinese government to exert more oversight and control over non-Chinese investment in China-based companies could significantly limit or completely hinder our ability to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

●	Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us;

●	You may have difficulty enforcing judgments against us.

●	The PRC government exerts substantial influence over the manner in which we must conduct our business activities in China.

●

We may be adversely affected by the complexity, uncertainties and changes in PRC regulation of internet-related businesses and companies, and any lack of requisite approvals, licenses or permits applicable to our business may have a material adverse effect on our business and results of operations.

●	Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

●

Restrictions under PRC law on our PRC subsidiary’s ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

●

The increased regulatory scrutiny focusing on U.S.-listed companies with significant operations in China in the U.S. could add uncertainties to our business operations, share price and reputation. Although our former auditor, Friedman LLP, and current auditor, YCM CPA INC., are both subject to inspection by the PCAOB, trading in our securities may be prohibited under the HFCA Act if the PCAOB subsequently determines our audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely, and as a result, the U.S. OTC markets may determine to prohibit the trading of our shares. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets, if its auditor is not subject to the PCAOB inspections for two consecutive years instead of three.

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

●	Our holding company structure may limit the payment of dividends.

Risks Related to the Market for Our Common Stock

Risks and uncertainties related to our common stock include, but are not limited to, the following:

●	Our common stock is quoted on the OTC markets, which may have an unfavorable impact on our stock price and liquidity; and

●	We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

●	We do not intend to pay dividends for the foreseeable future.

These and other material risks we face are described more fully in “Item 1A.—Risk Factors,” which investors should carefully review prior to making an investment decision with respect to the Company or its securities.

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

Our Corporate Structure

PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, Internet access, online games, mobile, value added telecommunications and certain other businesses in which we are engaged or could be deemed to be engaged. Given such restrictions on direct ownership of some aspects of our business by foreign investors, we conduct our operations in the PRC through our VIEs. Our PRC subsidiary Qianhai Porter has nominal operations or assets. As a result of the contractual arrangements by and among Qianhai Porter, Portercity and Portercity’s shareholders, under generally accepted accounting principles in the United States, or U.S. GAAP, we are considered the primary beneficiary of the VIEs and thus consolidate the VIEs’ results in our consolidated financial statements.

PGL, a Seychelles holding company, was formed on October 13, 2016. The share capital of the company is $50,000 divided into 500,000,000 ordinary shares of $0.0001 par value each. On December 6, 2016, the authorized and issued capital of PGL increased to $725,000 divided into 7,250,000,000 shares with a par value of $0.0001 each.

On November 29, 2016, Mr. Zongjian Chen, the sole shareholder of PPBGL, transferred 100% of the outstanding shares of PPBGL to PGL. As PGL was also owned and controlled by Mr. Zongjian Chen then, the share transfer was accounted for as a common control transaction. Other than its 100% ownership of PPBGL, PGL has no significant assets and no other business operations.

PPBGL was incorporated in Hong Kong on September 21, 2016 as a company with limited liability as an investment holding company. Upon incorporation, PPBGL issued 1 ordinary share at HK$1. Also, on September 21, 2016, an additional 9,999 ordinary shares were issued, and Mr. Zongjian Chen held all the 10,000 ordinary shares of PPBGL on behalf of the original investors of Portercity. PPBGL has no significant assets or business operations.

Qianhai Porter was incorporated in the PRC as a wholly foreign-owned enterprise with limited liability on November 21, 2016. Qianhai Porter was set up by PPBGL. Qianhai Porter was incorporated to control the shareholders’ voting interests in Portercity and become the primary beneficiary of Portercity and its subsidiaries, or the VIEs.

Portercity’s equity interests were held by Mr. Zonghua Chen (brother of Mr. Zongjian Chen) and Ms. Xiaomei Xiong (spouse of Mr. Zongjian Chen) on behalf of other investors, including Mr. Zonghua Chen himself.

On December 1, 2016, Portercity acquired a 100% equity interest in Porter Consulting, from Shenzhen Porter Holdings Co., Ltd., for a cash consideration of $144,154 (RMB1,000,000).

In August 2019, Porter E-Commerce acquired 60% of the equity interest in Maihuolang E-Commerce, which is engaged in the business of online e-commerce. In October 2019, shareholders of Maihuolang E-Commerce reached an agreement to increase the registered capital of Maihuolang E-Commerce from RMB 5,000,000 (approximately $718,205) to RMB 5,263,157 (approximately $756,005), and such additional registered capital was contributed by Maihuolang (Beijing) Technology Development Co., Ltd., an entity controlled by a minority shareholder of Maihuolang E-Commerce, Mr. Kezhan Ma. Consequently, Porter E-Commerce’s equity interest in Maihuolang E-Commerce was reduced to 57%. Because Maihuolang E-Commerce failed to realize anticipated benefits and value creation, on July 15, 2020, Porter E-Commerce entered into an equity transfer agreement with Mr. Kezhan Ma, whereby Porter E-Commerce transferred its 57% equity interests in Maihuolang E-Commerce to Mr. Kezhan Ma, for cash consideration of RMB 650,000 (approximately $95,735) which amount is payable in one-time payment within eight months of the filing of the equity transfer with the local Business Registration agency. The payment was made by Mr. Kezhan Ma on July 27, 2020.

In July 2021, Porter E-commerce and Mr. Shoubao Guo established Shenzhen Xinsanmao Wine Co., Ltd in Shenzhen, China, with a registered capital of RMB1,000,000 (approximately $155,198). Porter E-commerce and Mr. Shoubao Guo hold 51% and 49% of equity interests in Xinsanmao Wine, respectively. Xinsanmao Wine is engaged in the business of wine distribution.

Contractual Agreements Establishing the VIE Structure

On December 15, 2016, our indirectly wholly-owned Chinese subsidiary, Qianhai Porter, Portercity and the shareholders of Portercity entered into the following commercial arrangements, or collectively, VIE Agreements, pursuant to which we have contractual rights to control and operate the businesses of Portercity and Portercity’s subsidiaries:

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

As a result of the above contractual arrangements, we maintain substantial control over the VIEs’ daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of the VIEs, we are entitled to consolidate the financial results of the VIEs in our own consolidated financial statements under Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities, or ASC Topic 810.

However, our stockholders will not and may never directly hold equity interests in the VIEs which are the operating companies in China. Uncertainties exist as to our ability to enforce the VIE Agreements, and the VIE Agreements have not been tested in a court of law. The Chinese regulatory authorities could disallow this VIE structure, which would likely result in a material change in our operations and the value of our common stock, including that it could cause the value of such securities to significantly decline or become worthless. In addition, we rely on the contractual arrangements with the VIE Portercity and its shareholders to operate, which may not be as effective as direct ownership in providing operational control and may have potential conflicts of interests with us. Due to great uncertainties under Chinese law and jurisdictional limits, we, as a Nevada holding company, may face substantial challenges in enforcing these contractual agreements. See “Risk Factors—Risks Related to the VIE Structure” for a detailed discussion of the risks, uncertainties and challenges related to the contractual arrangements.

Notwithstanding the foregoing, in the opinion of Guang Dong LianRui Law Firm, our PRC legal counsel:

●	the ownership structures of our wholly-foreign owned enterprise and VIEs in China do not violate any applicable PRC law, regulation, or rule currently in effect; and

●

the contractual arrangements between our wholly-foreign owned enterprise, the material variable interest entity and the variable interest entity’s equity holders governed by PRC laws are valid, binding and enforceable in accordance with their terms and applicable PRC laws, rules, and regulations currently in effect, and does not violate any applicable PRC law, regulation, or rule currently in effect.

We have been further advised by our PRC legal counsel, Guang Dong LianRui Law Firm, that there are substantial uncertainties regarding the interpretation and application of current and future PRC laws, rules and regulations. Accordingly, the PRC regulatory authorities may, in the future, take a view that is contrary to the opinion of our PRC legal counsel; that if the PRC government finds that the agreements that establish the structure for operating our Internet-based business do not comply with PRC government restrictions on foreign investment in the aforesaid business we engage in, we could be subject to severe penalties including being prohibited from continuing operations. See “Risk Factors—Risks Related to the VIE Structure.”

The chart below presents our corporate structure as of the date of this report:

Our principal executive offices are located at 36th Floor, Shenzhen Development Center, #2010, Renmin South Road, Luohu District, Shenzhen, Guangdong, China, 518001. The telephone number at our principal executive office is 86-755-22230666.

Our Platforms and Service Offerings

With the development of mobile Internet, e-commerce, social networks, physical stores and the coming of big data economy era, the online and offline worlds are becoming increasingly more integrated. The Online to Offline (O2O) business model that contains the original business-to-business (B2B), business-to-consumer (B2C) and consumer-to-consumer (C2C) is in the rapid development., O2O is no longer a one-way consumption model, which neither merely guides traditional purchasers to consume online nor only leads online consumers to enjoy offline experience or service. The O2O commerce solutions industry in China has witnessed fast growth in the past decade.

We are a commercial platform provider that offers “O2O (Network + Entity) * Services” and only focus on commodities and merchants. We provide commodities with concrete platforms for promotions in terms of online marketing coverage and offline marketing services. The online marketing coverage for merchants refers to services such as global promotion of corporate brand & image of merchants, layout of distributor and agency channels, sharing of supply and demand information, creation of commercial credit, recruitment of talents. The offline marketing services are offered to merchants with value-added services such as brand marketing, financial services, credit guarantees, capital market access and public listing, training, education, summits, government relations, and third-party professional services referrals.

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

Since 2017, we have carried out a large number of value-added services for all of our merchant members and customers based on the simultaneous operation of the “O2O (Network + Entity) * Services” business model, and thus earned revenues. In 2017, by collecting conference fees, we organized member companies to conduct new economic summits and forums to preach and disseminate our “O2O (Network + Entity) * Services” business model. In 2018, we began to screen member merchant enterprises to enter our O2O platform, and provided them with “O2O (Network + Entity) * Services” commercial operation services. For those qualified enterprises, we offer public listing consulting services, which help us achieve good returns. At the beginning of 2019, we began to expand the global trade and commodity import and export business of the stationed enterprises. Due to the global covid-19 pandemic starting in 2020, business and trade of the world was unable to develop as usual. We are now engaging in developing our business in areas including e-commerce, cross-boarder trade and influencer live stream sales etc. to enhance our performance. In 2021, we will strive to achieve breakthrough in our consultancy services on influencer sales, e-commerce, bulk trade, supply chain, as well as other possible new promotional tools to achieve the desired results.

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

In order to help our customers who intend to access to the overseas capital market, we have a team of experienced professionals who have professional knowledge of the listing rules and regulations of various capital markets. We aim to make full use of our expertise and resources in the capital markets to assist these customers to achieve their goals.

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

On June 28, 2018, Portercity and Mr. Zhibo Mao established Weifang Portercity in Weifang, Shandong Province, the PRC, with a registered capital of RMB1,000,000 (approximately $146,000). Portercity and Mr. Zhibo Mao hold 60% and 40% equity interest in Weifang Portercity, respectively. Weifang Portercity is intended to be engaged in the business of providing various consulting services to its clients, especially to those who have the intention to be publicly listed in the stock exchanges in the United States and other countries. As of December 31, 2020, Weifang Portercity has not commenced operations. In January 2021, Weifang Portercity agreed with the local government to terminate this project, as a result of the local government changing its development strategy. Weifang Portercity received a compensation of approximately $538,665from the local government to compensate its upfront establishment expenses including expenditure relating to office renovation, office equipment and supplies. Weifang Portercity was dissolved on April 22, 2021.

Training services

Starting from the first quarter of 2019, the Company, via PPBGL and Porter Commercial, provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels and other promotion strategies, and capital market operation, via live and online sessions. In order to recognize revenue, the Company is required to identify an approved contract with commitments to perform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The fees associated with the course of training sessions are clearly identified in service agreements. Training service revenue is recognized at the time when the training sessions stipulated in the contract are completed.

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

Copyright Title	Owner	Certificate Number	First Publication Date	Issue Date
PT37B&M Online Trading System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0175366	6-25-2009	10-23-2009
PT37 Bidding System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0175372	6-20-2009	10-23-2009
PT37 Fuzzy and Precise Search System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0175382	6-20-2009	10-23-2009
PT37 Enterprise/Individual E-Commerce Data Trading Bidding System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0175385	6-20-2009	10-23-2009
PT37-IMIS Integrated Management Information System v. 2.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0175388	7-1-2009	10-23-2009
PT37 Promotion Alliance System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0175392	6-20-2009	10-23-2009
PT37 Group Purchase System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0175397	6-20-2009	10-23-2009
PT37 Industry Trading System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0182273	3-20-2009	11-27-2009
Porter AI Shopping Guide Robot System v. 1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0210023	11-17-2009	5-11-2010
Porter Payment System v.2.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0201727	11-15-2009	3-24-2010
PT37-IMIS Integrated Management Information System v. 1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0297943	3-10-2009	6-3-2011
PT37 Supermarket System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319110	12-30-2010	8-6-2011
PT37 Advertorial Publication System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319112	12-30-2010	8-6-2011
PT37 Cloud Intelligence System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319116	6-30-2010	8-6-2011
PT37 Special Area Gateway System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319118	12-30-2010	8-6-2011
PT37 Financing and Loan Automatic Selection System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319120	12-30-2010	8-6-2011
PT37 Porter Communication Platform System v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319122	12-30-2010	8-6-2011
PT37Open Platform Software v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319126	6-10-2010	8-6-2011
Porter Credit System Software v.1.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319128	6-10-2010	8-6-2011
PT37 Orienting Information System v.2.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319130	12-30-2010	8-6-2011
PT37 Green Online Purchase AI System v.2.0	Shenzhen Porter Commercial Perspective Network Co., Ltd.	0319132	12-30-2010	8-6-2011

We have also registered the following trademarks in China:

Mark	Registration Number	Description	Valid Period
波特	8329704	construction model	June 13, 2021-June 13, 2031
波特城	17735570	construction related	October 7, 2016- October 6, 2026
波特城	17735932	security and safeguard related	October 7, 2016- October 6, 2026
波特城	17737353	advertisement related	October 7, 2016- October 6, 2026
波特城	17737756	urban planning related	October 7, 2016- October 6, 2026
波特城	17737802	pledge and loan related	October 7, 2016- October 6, 2026
	8337584	advertisement related	July 6, 2021-July 6, 2031
	8337670	computer programming related	June 6, 2021-June 6, 2031

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

On March 15, 2019, the Standing Committee of the National People’s Congress passed the Foreign Investment Law of PRC, which took effect on January 1, 2020. The Law of the People’s Republic of China on China-Foreign Equity Joint Ventures, the Law of the People’s Republic of China on Wholly Foreign-Owned Enterprises, and the Law of the People’s Republic of China on China-Foreign Contractual Joint Ventures were replaced at the same time. On December 26, 2019, the Regulation on the Implementation of the Foreign Investment Law of the PRC, was issued by the State Council and came into force on January 1, 2020. The Foreign Investment Law of PRC adopts the mechanism of the negative list to regulate foreign investment. A foreign investor may not invest in a field which is prohibited by the foreign investment access negative list from investment. To invest in a field restricted by the foreign investment access negative list from investment, a foreign investor shall meet the investment conditions set out in the negative list. The latest Special Administrative Measures (Negative List) for Foreign Investment Access (2021), or the Negative List, which was promulgated by the Ministry of Commerce of China and the National Development and Reform Commission of China on December 27, 2021, and took effect on January 1, 2022.

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

Internet Information Security and Online Privacy

Regulatory authorities in China have implemented and are considering further legislative and regulatory proposals concerning data protection. China’s new Data Security Law went into effect on September 1, 2021. The Data Security Law provides that the data processing activities must be conducted based on “data classification and hierarchical protection system” for the purpose of data protection and prohibits entities in China from transferring data stored in China to foreign law enforcement agencies or judicial authorities without prior approval by the Chinese government. The Data Security Law sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines of up to RMB5 million, suspension of relevant business, and revocation of business permits or licenses.

In addition, the PRC Cybersecurity Law provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations in the PRC should be stored in the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure. According to the initial Cybersecurity Review Measures promulgated by the Cyberspace Administration of China (“CAC”) and certain other PRC regulatory authorities in April 2020 and becoming effective in June 2020, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. Any failure or delay in the completion of the cybersecurity review procedures may prevent the critical information infrastructure operator from using or providing certain network products and services, and may result in fines of up to ten times the purchase price of such network products and services. The PRC government recently launched cybersecurity reviews against a number of mobile apps operated by several US-listed Chinese companies and prohibited these apps from registering new users during the review periods.

On July 10, 2021, the CAC issued the Cybersecurity Review Measures (revised draft for public comments), which took effect on February 15, 2022. The revised Cybersecurity Review Measures authorize the CAC to conduct cybersecurity review on a range of activities that affect or may affect national security. The PRC National Security Law defines various types of national security, including technology security and information security. The revised Cybersecurity Review Measures expands the cybersecurity review to data processing operators in possession of personal information of over 1 million users if the operators intend to list their securities in a foreign country. Under the revised Cybersecurity Review Measures, the scope of entities required to undergo cybersecurity review to assess national security risks that arise from data processing activities would be expanded to include all critical information infrastructure operators who purchase network products and services and all data processors carrying out data processing activities that affect or may affect national security. In addition, the revised Cybersecurity Review Measures provide that all such entities that maintain or store the personal information of more than 1 million users and undertake a public listing of securities in a foreign country would be required to pass cybersecurity review, which would focus on the potential risk of core data, important data, or a large amount of personal information being stolen, leaked, destroyed, illegally used or exported out of China, or critical information infrastructure being affected, controlled or maliciously used by foreign governments after such a listing. An operator that violates these Measures shall be dealt with in accordance with the provisions of the PRC Cybersecurity Law and the PRC Data Security Law.

On November 14, 2021, the CAC released the Regulations on Network Data Security (draft for public comments) and accepted public comments until December 13, 2021. The draft Regulations on Network Data Security provide more detailed guidance on how to implement the general legal requirements under legislations such as the Cybersecurity Law, Data Security Law and the Personal Information Protection Law. The draft Regulations on Network Data Security follow the principle that the state will regulate based on a data classification and multi-level protection scheme, under which data is largely classified into three categories: general data, important data and core data. Personal data and important data will be subject to “key” protection and core data to “strict” protection.

On August 20, 2021, the Standing Committee of the National People’s Congress of China promulgated the Personal Information Protection Law which became effective on November 1, 2021. The Personal Information Protection Law provides a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The Personal Information Protection Law also provides that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold to be set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the Personal Information Protection Law contains proposals for significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year and may also be ordered to suspend any related activity by competent authorities.

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

Our standard employment contract complies with the requirements of the Employment Contract Law and its implementing regulations in all material aspects. We have entered into written employment contracts with all of our full-time employees.

Human Capital

As of December 31, 2021, we had a total of 24 employees, all of whom are full-time employees. The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
Finance	3
Sales and Marketing	10
IT and Engineering	3
General and Administrative	8
Total	24

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

Risks Related to the VIE Structure

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

The Contractual Arrangements give us control over Portercity, and its subsidiaries and enable us to consolidate their financial results in our results of operations as we are considered the primary beneficiary of Portercity and its subsidiaries pursuant to generally accepted accounting principles in the United States, or US GAAP. Although the structure we have adopted is consistent with longstanding industry practice, and is commonly adopted by comparable companies in China, the PRC government may not agree that these arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future.

In the opinion of Guang Dong LianRui Law Firm, our PRC counsel, the ownership structures of our wholly-foreign owned enterprise and our VIEs in China do not violate any applicable PRC law, regulation or rule currently in effect; and the contractual arrangements between our material wholly-foreign owned enterprise, our material variable interest entity and their respective equity holders governed by PRC law are valid, binding and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect and will not violate any applicable PRC law, rule or regulation currently in effect. However, Guang Dong LianRui Law Firm has also advised us that there are substantial uncertainties regarding the interpretation and application of current PRC laws, rules and regulations. Accordingly, the PRC regulatory authorities and PRC courts may in the future take a view that is contrary to the opinion of our PRC legal counsel.

Our Nevada holding company, PGL and PPBGL are considered foreign investors and Qianhai Porter is considered foreign invested enterprises under PRC law. As a result, PGL, PPBGL and Qianhai Porter are subject to certain limitations under PRC law on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. If the imposition of any of these government actions causes us to lose our right to direct the activities of any of our VIEs or otherwise separate from them and if we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to consolidate the financial results of our VIEs in our consolidated financial statements. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations, and cause the value of our securities to decline significantly or become worthless.

Substantial uncertainties exist with respect to the interpretation and implementation of the PRC Foreign Investment Law, which may materially impact the viability of our current corporate structure.

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law, which came into effect on January 1, 2020 and replaced the existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. On December 26, 2019, the Regulation on the Implementation of the Foreign Investment Law of the PRC, was issued by the State Council and came into force on January 1, 2020. However, the Foreign Investment Law fails to address VIE issues explicitly which leaves uncertainty about the legality of VIE structure under PRC laws. For instance, the Foreign Investment Law has a catch-all provision under the definition of “foreign investment” which includes investments made by foreign investors in China through means stipulated in laws or administrative regulations or other methods prescribed by the State Council. Though the Foreign Investment Law does not explicitly classify contractual arrangements as a form of foreign investment, there is no assurance that foreign investment via contractual arrangement would not be interpreted as a type of indirect foreign investment activities under the definition in the future. The State Council may in the future promulgate laws and regulations that deem investments made by foreign investors through contractual arrangements as “foreign investment,” and our VIE contractual arrangements may be subject to and be deemed to violate the market entry requirements in China. Furthermore, if future laws, administrative regulations or provisions prescribed by the State Council mandate further actions to be taken by companies with respect to existing VIE contractual arrangements, we may face substantial uncertainties as to whether we can complete such actions in a timely manner, or at all. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operations.

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

The contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration or court proceedings in China. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the United States. Moreover, there are almost no precedents and little formal guidance as to how contractual arrangements in the context of a variable interest entity should be interpreted or enforced under PRC law, and as a result it may be difficult to predict how an arbitration panel or court would view such contractual arrangements. As a result, uncertainties in the PRC legal system could limit our ability to enforce the contractual arrangements. Under PRC law, if the losing parties fail to carry out the arbitration awards or court judgments within a prescribed time limit, the prevailing parties may only enforce the arbitration awards or court judgments in PRC courts, which would require additional expense and delay. In the event we are unable to enforce the contractual arrangements, we may not be able to exert effective control over the variable interest entities, and our ability to conduct our business, as well as our financial condition and results of operations, may be materially and adversely affected.

Mr. Zonghua Chen’s association with VIEs could pose a conflict of interest which may result in VIEs decisions that are adverse to our business.

Mr. Zonghua Chen, our Chairman, President, Chief Executive Officer, Chief Financial Officer and the beneficial owner of 55.71% of our outstanding Common Stock owns 40% of the equity interests in Portercity and its subsidiaries, from which we derived all of our revenue in the fiscal year ended December 31, 2021, pursuant to the Contractual Arrangements. As a result, conflicts of interest may arise from time to time and these conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

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

Risks Related to Doing Business in China

The Chinese government may intervene or influence our operations in China at any time, or may exert more control over offerings conducted outside China and/or non-Chinese investment in China-based companies, which could result in a material change in our operations and in the value of our securities. Any actions by the Chinese government to exert more oversight and control over non-Chinese investment in China-based companies could significantly limit or completely hinder our ability to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

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

The PRC government exercises significant control over China. Accordingly, our results of operations, financial condition and prospects are significantly dependent on economic and political developments in China. The Chinese government recently has published new policies that significantly affected certain industries such as the education and internet industries. In addition, recent statements made by the Chinese government have indicated an intent to increase the government’s oversight and control over offerings of companies with significant operations in China that are to be conducted in foreign markets, as well as foreign investment in China-based issuers like us. Any such action, once taken by the Chinese government, could significantly limit or completely hinder our ability to offer our securities, and could cause the value of such securities to significantly decline or become worthless.

Recently, the Chinese government provided new guidance on China-based companies raising capital outside of China, including through arrangements via variable interest entities (“VIEs”). The Opinions on Strictly Cracking Down on Illegal Securities Activities issued by the Chinese government on July 6, 2021 called for:

●

tightening oversight of data security, cross-border data flow and administration of classified information, as well as amendments to relevant regulation to specify responsibilities of overseas listed Chinese companies with respect to data security and information security;

●	enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by Chinese companies; and

●	extraterritorial application of China’s securities laws.

On December 24, 2021, the CSRC released the Administrative Provisions of the State Council Regarding Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Administrative Provisions”), and the Measures Regarding Recordation of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Measures”). The Administrative Provisions and Measures aim to establish a unified supervision system and promote cross-border regulatory cooperation. The Measures lay out filing procedures for domestic companies to record both direct and indirect overseas listings with the CSRC. If a domestic enterprise intends to indirectly offer and list securities in an overseas market, the filing obligation falls on a major operating entity incorporated in the PRC and such filing shall be submitted within three business days after the overseas listing application is initially filed. The required submission materials with respect to an initial public offering and listing overseas shall include, among other things, a completed report and related undertakings; regulatory opinions, recordation receipt, approval notice and other documents issued by competent regulatory authorities of relevant industries (if applicable); security assessment opinion issued by relevant regulatory authorities (if applicable); PRC legal opinion; and prospectus for the offering.

According to the Q&A held by CSRC officials for journalists thereafter, the CSRC will adhere to the principle of non-retroactive application of law and first focus on issuers conducting initial public offerings and follow-on offerings by requiring them to complete the recordation procedures. Other issuers will be given a sufficient transition period. The CSRC officials also noted that the regulation system contemplated by the draft Administrative Provisions and Measures differentiates between IPOs and follow-on offerings to take into account overseas capital markets’ fast and efficient features and to reduce impacts on overseas financing activities by domestic companies.

As there are still uncertainties regarding the enactment, interpretation and implementation of regulations and rules under the umbrella of the Opinions on Strictly Cracking Down on Illegal Securities Activities, there is no assurance that our business, operating results, cash flows and prospect will not be negatively affected by new regulatory requirements in the future.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiary and VIEs in the PRC. Our operating subsidiary and VIEs are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to FIEs. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and most of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to effect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations, subsidiary or VIEs.

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

The PRC government exerts substantial influence over the manner in which we must conduct our business activities in China.

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

We only have contractual control over our website. We do not directly own the website due to the restriction of foreign investment in businesses providing value-added telecommunication services in China, including internet information provision services. This may significantly disrupt our business, subject us to sanctions, compromise enforceability of related contractual arrangements, or have other harmful effects on us. The PRC government recently launched cybersecurity reviews against a number of mobile apps operated by several US-listed Chinese companies and prohibited these apps from registering new users during the review periods.

The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies relating to the internet industry have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, internet businesses in China, including our business. We cannot assure you that we will be able to maintain our existing licenses or obtain new ones. If the PRC government considers that we were operating without the proper approvals, licenses or permits or promulgates new laws and regulations that require additional approvals or licenses or imposes additional restrictions on the operation of any part of our business, it has the power, among other things, to levy fines, confiscate our income, revoke our business licenses, and require us to discontinue our relevant business or impose restrictions on the affected portion of our business. Any of these actions by the PRC government may have a material adverse effect on our business and results of operations.

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

To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, have implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiary’ dividends and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Restrictions under PRC law on our PRC subsidiary’s ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our revenues are earned by our PRC subsidiary and VIEs. However, PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to their offshore parent companies. PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC generally accepted accounting principles to a statutory general reserve fund until the amounts in said fund reaches 50% of its registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Our business is subject to complex and evolving laws and regulations regarding privacy and data protection. Compliance with China’s new Data Security Law, Cybersecurity Review Measures, Personal Information Protection Law, Regulations on Network Data Security (draft for public comments), as well as additional laws, regulations and guidelines that the Chinese government promulgates in the future may entail significant expenses and could materially affect our business.

Regulatory authorities in China have implemented and are considering further legislative and regulatory proposals concerning data protection. China’s new Data Security Law went into effect on September 1, 2021. The Data Security Law provides that the data processing activities must be conducted based on “data classification and hierarchical protection system” for the purpose of data protection and prohibits entities in China from transferring data stored in China to foreign law enforcement agencies or judicial authorities without prior approval by the Chinese government. The Data Security Law sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines of up to RMB5 million, suspension of relevant business, and revocation of business permits or licenses.

In addition, the PRC Cybersecurity Law provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations in the PRC should be stored in the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure. According to the initial Cybersecurity Review Measures promulgated by the Cyberspace Administration of China (“CAC”) and certain other PRC regulatory authorities in April 2020 and becoming effective in June 2020, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. Any failure or delay in the completion of the cybersecurity review procedures may prevent the critical information infrastructure operator from using or providing certain network products and services, and may result in fines of up to ten times the purchase price of such network products and services. The PRC government recently launched cybersecurity reviews against a number of mobile apps operated by several US-listed Chinese companies and prohibited these apps from registering new users during the review periods.

On July 10, 2021, the CAC issued the Cybersecurity Review Measures (revised draft for public comments), which took effect on February 15, 2022. The revised Cybersecurity Review Measures authorize the CAC to conduct cybersecurity review on a range of activities that affect or may affect national security. The PRC National Security Law defines various types of national security, including technology security and information security. The revised Cybersecurity Review Measures expands the cybersecurity review to data processing operators in possession of personal information of over 1 million users if the operators intend to list their securities in a foreign country. Under the revised Cybersecurity Review Measures, the scope of entities required to undergo cybersecurity review to assess national security risks that arise from data processing activities would be expanded to include all critical information infrastructure operators who purchase network products and services and all data processors carrying out data processing activities that affect or may affect national security. In addition, the revised Cybersecurity Review Measures provide that all such entities that maintain or store the personal information of more than 1 million users and undertake a public listing of securities in a foreign country would be required to pass cybersecurity review, which would focus on the potential risk of core data, important data, or a large amount of personal information being stolen, leaked, destroyed, illegally used or exported out of China, or critical information infrastructure being affected, controlled or maliciously used by foreign governments after such a listing. An operator that violates these Measures shall be dealt with in accordance with the provisions of the PRC Cybersecurity Law and the PRC Data Security Law.

On November 14, 2021, the CAC released the Regulations on Network Data Security (draft for public comments) and accepted public comments until December 13, 2021. The draft Regulations on Network Data Security provide more detailed guidance on how to implement the general legal requirements under legislations such as the Cybersecurity Law, Data Security Law and the Personal Information Protection Law. The draft Regulations on Network Data Security follow the principle that the state will regulate based on a data classification and multi-level protection scheme, under which data is largely classified into three categories: general data, important data and core data. Personal data and important data will be subject to “key” protection and core data to “strict” protection. If we are deemed as a data processor listed overseas under the draft Regulations, we will be required to carry out an annual data security assessment on our own or by engaging a third party data security services institution and submit a data security assessment report for the prior year to the local cyberspace affairs administration department before January 31 of each year. The Regulations on Network Data Security (draft for public comments) were released for public comments and subject to further changes.

On August 20, 2021, the Standing Committee of the National People’s Congress of China promulgated the Personal Information Protection Law which became effective on November 1, 2021. The Personal Information Protection Law provides a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The Personal Information Protection Law also provides that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold to be set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the Personal Information Protection Law contains proposals for significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year and may also be ordered to suspend any related activity by competent authorities.

We believe that we will be able to comply with the requirements of the PRC Cybersecurity Law, the PRC Data Security Law and related implementing regulations. However, interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation or changes in enforcement. Compliance with the PRC Cybersecurity Law and the PRC Data Security Law could increase the cost to us in providing our services, require changes to our operations or may prevent us from providing certain services.

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

We, as a holding company, are permitted under PRC laws and regulations to provide funding to our PRC subsidiary, which is treated as a foreign-invested enterprise under PRC laws, through loans or capital contributions. However, loans by us to our PRC subsidiary to finance its activities cannot exceed statutory limits and must be registered with the local counterpart of SAFE and capital contributions to our PRC subsidiary are subject to the requirement of making necessary filings in the Foreign Investment Comprehensive Management Information System, and registration with other governmental authorities in China.

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

The increased regulatory scrutiny focusing on U.S.-listed companies with significant operations in China in the U.S. could add uncertainties to our business operations, share price and reputation. Although our former auditor, Friedman LLP, and current auditor, YCM CPA INC., are both subject to inspection by the PCAOB, trading in our securities may be prohibited under the HFCA Act if the PCAOB subsequently determines our audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely, and as a result, the U.S. OTC markets may determine to prohibit the trading of our common stock. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the OTC markets, if its auditor is not subject to the PCAOB inspections for two consecutive years instead of three.

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud.

In recent years, as part of increased regulatory focus in the United States on access to audit information, the United States enacted the HFCA Act in December 2020. The HFCA Act includes requirements for the SEC to identify issuers whose audit reports are prepared by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The HFCA Act also requires public companies on this SEC list to certify that they are not owned or controlled by a foreign government and make certain additional disclosures in their SEC filings. In addition, if the auditor of a U.S. listed company’s financial statements is not subject to PCAOB inspections for three consecutive “non-inspection” years after the law becomes effective, the SEC is required to prohibit the securities of such issuer from being traded on a U.S. national securities exchange, such as NYSE and Nasdaq, or in U.S. over-the-counter markets. On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement the foregoing certification and disclosure requirements and that it was seeking public comment on the issuer identification process as well as the submission and disclosure requirements. On May 13, 2021, the PCAOB issued proposed PCAOB Rule 6100 Board Determinations Under the Holding Foreign Companies Accountable Act for public comment. The proposed rule provides a framework for making determinations as to whether PCAOB is unable to inspect an audit firm in a foreign jurisdiction, including the timing, factors, bases, publication and revocation or modification of such determinations, and such determinations will be made on a jurisdiction-wide basis in a consistent manner applicable to all firms headquartered in the jurisdiction.

Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCA Act”), which if enacted into law would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive “non-inspection” years instead of three.

On September 22, 2021, the PCAOB adopted a final rule implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC adopted amendments to finalize the interim final rules previously issued in March 2021, and established procedures to identify issuers and prohibit the trading of the securities of certain registrants as required by the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. The final amendments require SEC identified issuers to submit documentation to the SEC establishing that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The amendments also require that an SEC-identified issuer that is a “foreign issuer,” as defined in Exchange Act Rule 3b-4, provide certain additional disclosures in its annual report for itself and any of its consolidated foreign operating entities. An SEC-identified issuer will be required to comply with the submission and disclosure requirements in the annual report for each year in which it was identified. If a registrant is identified as an SEC identified issuer based on its annual report for the fiscal year ending December 31, 2021, the registrant will be required to comply with the submission or disclosure requirements in its annual report filing covering the fiscal year ending December 31, 2022. Accordingly, if we are determined by the SEC to be an SEC identified issuer, we will incur additional costs in complying with the submission and disclosure requirements in the annual report for each year in which we are identified. In the event that we are deemed to have had three consecutive “non-inspection” years by the SEC, our securities will be prohibited from trading on any national securities exchange or over-the-counter markets in the United States. Moreover, if the AHFCA Act is enacted into law, it would reduce the time before our securities may be prohibited from trading or delisted from three years to two years.

On December 16, 2021, pursuant to the HFCA Act, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in mainland China of the People’s Republic of China and Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in such jurisdictions. In addition, the PCAOB’s report identified specific registered public accounting firms which are subject to these determinations. Our current registered public accounting firm, YCM CPA INC., or our former registered public accounting firm, Friedman LLP, is not headquartered in mainland China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination.

As an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, our current auditor YCM CPA INC. is required by the laws of the United States to undergo regular inspections by the PCAOB. YCM CPA INC. is headquartered in Irvine, California. In addition, PCAOB is able to inspect the audit workpapers of our PRC subsidiary and VIEs, as such workpapers are electronic files possessed by our registered public accounting firms. However, if the PCAOB determines in the future that it cannot inspect or fully investigate our auditor at such future time, trading in our securities would be prohibited under the HFCA Act.

While we understand that there has been dialogue among the CSRC, the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China, and our former auditor Friedman LLP and current auditor YCM CPA INC. are subject to inspection by the PCAOB, there can be no assurance that our auditors or us will be able to comply with requirements imposed by U.S. regulators in the future. The value of our securities could be adversely affected as a result of anticipated negative impacts of the HFCA Act upon, as well as negative investor sentiment towards, China-based companies listed in the United States, regardless of our actual operating performance.

Furthermore, as part of ongoing efforts to protect U.S. investors, the U.S. President’s Working Group on Financial Markets, or the PWG, released a report in August 2020 recommending certain enhancements to listing standards on U.S. stock exchanges, including that the PCAOB have access to work papers of the principal audit firm for the audit of each company as a condition to initial and continued exchange listing. Companies unable to satisfy this standard as a result of governmental restrictions on access to audit work papers and practices in their jurisdiction may satisfy this standard by providing a co-audit from an audit firm with comparable resources and experience where the PCAOB determines it has sufficient access to audit work papers and practices to conduct an appropriate inspection of the co-audit firm. The SEC announced that its staff have been directed to prepare and develop proposals in response to the report of the PWG. Any resulting actions, proceedings or new rules could adversely affect the trading of China-based issuers in the United States, such as Porter Holding International, Inc. and substantially reduce or effectively terminate the trading of Porter Holding International, Inc.’s securities in the United States.

Risks Related to Our Business and Industry

Our business operations have been and may continue to be materially and adversely affected by the outbreak of the coronavirus (COVID-19).

An outbreak of respiratory illness caused by COVID-19 emerged in late 2019 and has spread within the PRC and globally. The coronavirus is considered to be highly contagious and poses a serious public health threat. Most of our revenues and our workforce are concentrated in China. The resurgence of coronavirus cases resulted in lockdown of cities, travel restrictions, and the temporary closure of stores and facilities in China for the past few months. The negative impacts of the COVID-19 outbreak on our business have included:

●

quarantines impeded our ability to recruit new clients and made us postpone providing services to existing clients. Travel restrictions limited clients’ ability to visit and meet us in person, which made it harder to build trust and engage clients.

●

the update of products information on our e-commerce platform and the delivery of goods may be delayed due to the late resumption of work by manufacturers. The imported goods on our platform will face more challenges as the pandemic continues outside China; and

●	the operations of our distributors have been and could continue to be negatively impacted by the epidemic, which may in turn adversely impact our distribution channel.

Our results of operations, revenues and financial condition for the fiscal year 2021 were materially adversely affected by the coronavirus pandemic. The duration and intensity of disruptions resulting from the coronavirus outbreak is uncertain. It is unclear as to when the outbreak will be contained, and we also cannot predict if the impact will be short-lived or long-lasting. The extent to which the coronavirus impacts our future financial results will, in part, depend on its future developments. At present, management is actively looking for a business breakthrough to increase revenue in 2022. We will continue to monitor and mitigate developments affecting our workforce, our customers, and the public at large to the extent we are able to do so.

As the Company has working capital deficiency and accumulated deficit, there is substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern. As discussed in Note 2 to the consolidated financial statements included with this report, we had a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years as of December 31, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. There can be no assurance that we will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Our consulting service personnel are critical to maintaining the quality and consistency of our services, brand and reputation. It is important for us to attract qualified managerial and other employees who have experience in consulting services and are committed to our service approach. There may be a limited supply of such qualified individuals. We must hire and train qualified managerial and other employees on a timely basis to keep pace with our growth while maintaining consistent quality of services across our operations. We must also provide continuous training to our managerial and other employees so that they are equipped with up-to-date knowledge of various aspects of our operations and can meet our demand for high-quality services. If we fail to do so, the quality of our services may decrease, which in turn, may cause a negative perception of our brand and adversely affect our business.

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

We are in the process of developing our business in order to meet the potentially increasing demand for our future products and services, as well as capture new market opportunities. As we continue to grow, we must continue to improve our operational and financial systems, procedures and controls, increase service capacity and output, and expand, train and manage our growing employee base. In order to fund our on-going operations and our future growth, we need to have sufficient internal sources of liquidity or access to additional financing from external sources. Furthermore, our management will be required to maintain and strengthen our relationships with our customers and other third parties. As of December 31, 2021, we only had 24 employees. As a result, our continued expansion has placed, and will continue to place, significant strains on our management personnel, systems and resources. We also will need to further strengthen our internal control and compliance functions to ensure that we will be able to comply with our legal and contractual obligations and minimize our operational and compliance risks. Our current and planned operations, personnel, systems, internal procedures and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

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

Risks Related to the Market for Our Common Stock

Our common stock is quoted on the OTC markets, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Pink market. The OTC Pink market is a significantly more limited market than the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC Pink may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

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

Our business plan has not been examined or tested by the market. Our products and services are targeted at an emerging market and any potential increase in our revenues depends on the achievement by our current and future clients, which is a new market in the region. In addition, we cannot guarantee the full and successful implementation of our business strategies. To ensure the successful reception of our products and services in China, great efforts must to be made in promotion and business partner development. However, we cannot guarantee successful promotion of our products and services and we may not be able to realize our business goals.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our executive offices and all of our PRC subsidiaries and consolidated entities are located at 36th Floor, Shenzhen Development Center, #2010, Renmin South Road, Luohu District, Shenzhen, Guangdong, China, 518001, which consist of approximately 1,678.75 square meters. We lease our facilities pursuant to a lease agreement that our variable interest entity, Portercity entered into with Beijing Na Sheng Hong Sale and Service Center on November 27, 2017 for a lease term commencing on December 1, 2017 and ending on February 28, 2023. We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business. We do not own or rent any real estate or other properties.

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

On April 13, 2020, Henan Longji Real Estate Development Co., Ltd. (“Longji Real Estate”) filed an action against Porter E-Commerce, Zongjian Chen and Xue’an Yan related to certain loan in the principal amount of RMB 2.0 million (approximately $283,082) which loan occurred before Porter E-Commerce merged with the Company. On May 10, 2020, Porter E-Commerce, Zongjian Chen, Xue’an Yan and Longji Real Estate reached a settlement under which Porter E-Commerce agreed to pay off the loan principal of RMB 2.0 million in two installments before June 30, 2021 and interest accrued on unpaid principal since January 1, 2020 at a rate of 6% per annum. In addition, under the settlement, Zongjian Chen and Xue’an Yan, the two original shareholders of Porter E-Commerce agreed to be severally and jointly liable for the repayment of the principal and interest of the loan. Porter E-Commerce, Zongjian Chen and Xue’an Yan were also jointly liable for the litigation costs of RMB11,400 (approximately $1,614). As of March 31, 2022, RMB 0.8 million (approximately $125,707) of the total RMB 2.0 million (approximately $283,082) has been repaid. Longji Real Estate and Porter E-Commerce have verbally agreed to extend the repayment of the loan.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted and traded on the OTC markets under the symbol “ULNV.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Approximate Number of Holders of Our Common Stock

As of March 31, 2022, there were approximately 313 holders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name”. We believe the actual number of stockholders is greater than the number of holders of record.

Dividend Policy

We have never declared or paid any dividends, nor do we have any present plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2021 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2021 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year ended December 31, 2021.

ITEM 6. [RESERVED]

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

Overview

Porter Holding International, Inc. is a holding company incorporated in Nevada, the United States. As a holding company with no material operations of its own, Porter Holding International, Inc. conducts its business through the VIEs in China. The VIEs contributed 100% of our consolidated results of operations and cash flows for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the VIEs accounted for 100% of our consolidated total assets and total liabilities.

Since 2016, Porter Consulting has partnered with China Payment Technology Co., Ltd., a third-party online payment service provider (“China Payment”) to promote China Payment’s online payment platform to companies and businesses in Shenzhen and in return share a portion of the processing fees earned by China Payment as commission. Porter Consulting also partners with Shenzhen Xinghua Tongfu Technology Co., Ltd., a third-party online payment service provider (“Shenzhen Tongfu”), under which Porter Consulting agreed to promote Shenzhen Tongfu’s online payment platform, including the Point of Sale (POS) system, to companies and businesses in China and in return obtain a certain amount of commission based on the volume of trading through such online payment platform

As a company with limited operation history, we are at the early stage of developing our O2O business and our goal is to become a leading innovative O2O business platform operator providing both online E-commerce and offline physical business facilities to our merchant customers, where they can conduct business, interact with their existing and potential end-consumers face to face. Different from most other O2O companies, which often lack of integrated platforms, our goal is to provide one-stop services for our customers through our integrated online and offline platforms. As described fully below, we are developing and intend to offer products and services including both (i) hosting our online marketplaces, www.pt37.com and www.17yugo.com for our merchant clients to post and sell their products and services online and (ii) managing and operating physical business facilities that our online merchant clients can utilize to conduct their businesses offline. We are currently developing merchant clients who are engaged in businesses including manufacturing, real estate, trade and financing. In the future, we intend to expand our merchant client base to industries of big data, new materials, new energy, green food and environment protection. In addition, we are planning to collaborate with key opinion leaders (“KOLs”) to promote the merchandises on our e-commerce platform.

According to the development demand and future goals of our customers, in 2018 we started to offer a series of services such as business planning, financial guidance, business matching and guidance for listing primarily in the United States. At present, in our customer pool, many small and medium-sized enterprises have increased their public awareness. They are seeking the potential advantages of being a listed company and striving for obtaining the recognition of international capital to accelerate their corporate expansion. However, many enterprises themselves may not be familiar with the listing requirements, laws and regulations of different capital markets, and the process of obtaining financing from overseas markets.

In order to help our customers who intend to access overseas capital markets, we have a team of experienced professionals who have professional knowledge of the listing rules and regulations of various capital markets. We will make full use of our expertise and resources in the capital markets to assist these customers to achieve their goals.

Update on COVID-19

The ongoing coronavirus pandemic has had a material adverse effect on our industry and the markets in which we operate. Most of our revenues and our workforce are concentrated in China. The pandemic also impeded our ability to recruit new clients and made us postpone providing services to existing clients. Travel restrictions from time to time also limited clients’ ability to visit and meet us in person, which made it harder to build trust and engage clients. Updates of products information on our e-commerce platform and the delivery of goods were also delayed due to the late resumption of work by manufacturers. The imported goods on our platform face more challenges as the pandemic continues outside China, and our distribution channel has been disrupted as the operations of our distributors are interrupted by the outbreak. The foregoing adverse impacts might be mitigated as the Chinese government has rolled out an array of favorable fiscal measures.

However, as the coronavirus outbreak continues globally, the extent to which the coronavirus impacts our operations and results in the long-term will depend on future developments, including, among others, actions of the Chinese government to contain imported infections, which are highly uncertain and cannot be reasonably predicted. Our total revenues for the fiscal year ended December 31, 2021 have decreased significantly as compared with the fiscal year of 2020. There is no guarantee that our total revenues during the fiscal year ending December 31, 2022 will not continue to decline. The outbreak has resurged locally from time to time. At present, management is actively looking for a business breakthrough to increase revenue in 2022. We will continue to monitor and mitigate developments affecting our workforce, our customers, and the public at large to the extent we are able to do so. See “Risks Related to Our Business—Our business operations have been and may continue to be materially and adversely affected by the outbreak of the coronavirus (COVID-19).”

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table sets forth key components of our results of operations during the years ended December 31, 2021 and 2020, both in dollars and as a percentage of our revenue.

	Years Ended December 31,
	2021	2020	Fluctuation
	Amount	Amount	Amount	%
Revenue	$111,056	$550,249	(439,193)	(79.82)%
Cost of revenue	(55,169)	(404,625)	349,456	(86.37)%
Gross profit	55,887	145,624	(89,737)	(61.62)%
Operating expenses
General and administrative expenses	(996,694)	(2,488,857)	1,492,163	(59.95)%
Loss from operations	(940,807)	(2,343,233)	1,402,426	(59.85)%
Other income	915,395	33,106	882,289	2665.04%
Loss before income taxes	(25,412)	(2,310,127)	2,284,715	(98.90)%
Income tax expense	-	-	-	-
Net loss	(25,412)	(2,310,127)	2,284,715	(98.90)%
Less: Net loss attributable to non-controlling interests	(2,087)	(21,643)	19,556	(90.36)%
Net loss attributable to Porter Holding International Inc. common stockholders	$(23,325)	$(2,288,484)	2,265,159	(98.98)%

Revenue. Our revenue was $111,056 for the year ended December 31, 2021, compared to $550,249 for the same period last year. Starting from the second quarter of 2018, we commenced providing various consulting services to our customers, especially those who have the intention to be publicly listed primarily on the stock exchanges in the United States, and we received service income from the provision of these consulting services totaled nil and $306,297 for the years ended December 31, 2021 and 2020, respectively. The significant decrease of revenue was mainly attributable to the impacts of COVID-19 and depressed market demand. Starting from 2019, we provide various training services to our clients, primarily related to e-commerce platform operation, expansion of channels, promotion strategy and capital market operation, via live and online sessions. The service income from providing training services totaled $43,328 and $138,776 for the year ended December 31, 2021 and 2020, respectively. Through Porter Consulting we have also promoted the payment service of third-party payment service providers to merchants in Shenzhen and in return share a portion of the processing fees earned by such third-party payment service providers as commission. Our commission totaled $ 25,582 and $46,491 for the years ended December 31, 2021 and 2020, respectively. The approximately 44.97% decline in commission for 2021 was also the result of the COVID-19 pandemic. Revenues of $17,115 and $28,996 were generated from trading business for the years ended December 31, 2021 and 2020, respectively. Revenue of others were $25,031 and $29,689 for the years ended December 31, 2021 and 2020, respectively. The Company started the wine sales business in late 2021 and revenue of wine sales was $23,854 for the year ended December 31, 2021. Revenue of others were $1,177 and $29,689 for the year ended December 31, 2021 and 2020, respectively.

Cost of revenue. Our cost of revenue was $55,169 for the year ended December 31, 2021, compared to $404,625 for the same period last year. Cost of revenue refers to the cost incurred in third-party payment service and other business. The decrease of cost of revenue is in line with the decrease of revenue.

Gross profit and gross margin. Our gross profit was $55,887 for the year ended December 31, 2021, compared with a gross profit of $145,624 for the same period last year. Gross profit as a percentage of revenue (gross margin) was 50.32% for year ended December 31, 2021, compared to 26.47% for year ended December 31, 2020. The increase of gross profit ratio was mainly due to the cease of consulting services with lower profit margin.

General and administrative expenses. As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $1,492,163 to $996,694 for the year ended December 31, 2021, compared to $2,488,857 for the same period in 2020. Decrease was mainly due to that allowance for doubtful accounts decreased from $1,051,816 to $15,370 during the year ended December 31, 2021. Due to the impact of COVID-19, the Company assessed that the collectability being not probable and hence provide bad debt provision for majority of receivable from the investment and corporate management consulting services for the prior year. Besides, no impairment reserved during the year ended December 31, 2021. An impairment of $86,428 related to the goodwill, as well as intangible assets and equipment was recognized for the year ended December 31, 2020. Moreover, there was a decrease in salary and staff benefit, lease and management fee and legal and professional fees of $150,541, $63,443 and $143,536, respectively, compared to the prior year. The decrease was mostly due to the depressed market demand and the cost reduction strategy of the Company as a result of the impact of COVID-19.

	2021		2020		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and staff benefits	$340,563	34.17	$491,104	19.73	$(150,541)	(30.65)
Lease and management fee	273,091	27.40	336,534	13.52	(63,443)	(18.85)
Legal and professional fees	279,494	28.04	423,030	17.00	(143,536)	(33.93)
Depreciation and amortization	11,424	1.15	38,627	1.55	(26,241)	(67.93)
Bad debt provision	15,370	1.54	1,051,816	42.26	(1,036,446)	(98.54)
Impairment	-	-	86,428	3.47	(86,428)	(100.00)
Others	76,752	7.70	61,318	2.47	14,472	23.60
Total	$996,694	100.00	$2,488,857	100.00	$(1,492,163)	(59.95)

Other income. Our other income was $915,395 and $33,106 for the years ended December 31, 2021 and 2020, respectively. The increase was primarily due to the compensation received with the termination of the Weifang project. During January 2021, Weifang Portercity agreed with the local government to terminate the project, which was signed on August 25, 2018 for Weifang Portercity to facilitate investment and promote business opportunities for the Weifang region. As the local government changed its development strategy, it determined to terminate the Weifang project. Consequently, Weifang Portercity received a compensation of approximately $538,665 from the local government to compensate its upfront establishment expenses including expenditure relating to office renovation, office equipment and supplies. Weifang Portercity was dissolved on April 22, 2021. Besides, $71,947 investment gain was recognized during the year ended December 31, 2021. Due to the termination of the consulting business, deferred revenue of $258,454 carried forward recognized into other income for the years ended December 31, 2021.

Income tax expense. Our Income tax expense was nil and $nil for the years ended December 31, 2021 and 2020, respectively.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $25,412 for the year ended December 31, 2021 compared with the net loss of $2,310,127 in 2020.

Liquidity and Capital Resources

Working Capital

	December 31, 2021	December 31, 2020
Current Assets	$438,456	$425,149
Current Liabilities	3,763,925	3,539,288
Working Capital Deficit	$(3,325,469)	$(3,114,139)

As of December 31, 2021, we had cash of $31,196. To date, we have financed our operations primarily through borrowings from our stockholders and related parties.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.

We have considered whether there is substantial doubt about our ability to continue as a going concern given (1) our loss from operations $940,807 for the year ended December 31, 2021, (2) our accumulated deficit of $4,498,598 as of December 31, 2021 and (3) the fact that we had negative operating cash flows of $638,806 for the year ended December 31, 2021.

As of December 31, 2021, our cash balance was $31,196 and our working capital deficit was $3,325,469. Our cash balance as of December 31, 2021 is not sufficient to support our operations for the next 12 months after the date that the financial statements issued. The negative operating results of cash flow and working capital deficit for the year ended December 31, 2021 raise substantial doubt about our ability to continue as a going concern. Our continued operations are highly dependent upon our ability to increase revenues and if needed, to complete equity and/or debt financing.

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

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(638,806)	$(916,939)
Net cash (used in) provided by investing activities	(977)	67,494
Net cash provided by financing activities	661,120	608,542
Effect of exchange rate changes on cash	(15,053)	41,082
Net increase (decrease) in cash	6,284	(199,821)
Cash at the beginning of year	24,912	224,733
Cash at the end of year	$31,196	$24,912

Operating Activities

Net cash used in operating activities was $638,806 for the year ended December 31, 2021, as compared to $916,939 net cash used in operating activities for the year ended December 31, 2020. The net cash used in operating activities for the year ended December 31, 2021 was mainly due to our net loss of $25,412, a decrease in operating lease liabilities of $218,666 and a decrease in accruals and other payables of $350,374, partially offset by the increase in amortization of operating lease right-of-use assets of $239,042. The net cash used in operating activities for the year ended December 31, 2020 was mainly due to our net loss of $2,310,127, the decrease in operating lease liability of $317,389, partially offset by a decrease in prepayments and other receivables of $12,615 and an increase in accrual and other payables of $202,791.

Investing Activities

Net cash used in investing activities was $977 for the year ended December 31, 2021, as compared to $67,494 net cash provided by investing activities for the year ended December 31, 2020. The net cash used in investing activities for the year ended December 31, 2021 was mainly attributable to the purchase of $977 of equipment. The net cash provided by investing activities for the year ended December 31, 2020 was mainly attributable to the purchase of $3,594 of equipment, $20,277 of intangible assets and offset by $91,365 proceeds from disposal of investments.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $661,120, as compared to $608,542 for the year ended December 31, 2020. For the year ended December 31, 2021, we obtained advances of $2,586,474 from shareholders and repaid $1,925,354 to shareholders. For the year ended December 31, 2020, we obtained proceeds from sales of non-controlling interests of $71,502, advances of $3,352,297 from shareholders, repaid $2,815,257 to shareholders.

Critical Accounting Policies and Estimates

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Porter Holding International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Porter Holding International, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2021, and the related consolidated statement of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company records an accumulated deficit as of December 31, 2021, and the Company currently has net working capital deficit, continued net losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ YCM CPA, Inc.

We have served as the Company’s auditor since 2021.

PCAOB ID 6781
Irvine, California
April 13, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Porter Holding International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Porter Holding International, Inc. (the “Company”) as of December 31, 2020, and the related consolidated statements of operations and comprehensive loss, changes in deficit and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

We served as the Company’s auditor from 2019 to 2022.

New York, New York

April 15, 2021

PORTER HOLDING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

(In U.S. dollars)

	2021	2020

ASSETS
CURRENT ASSETS
Cash	$31,196	$24,912
Accounts receivable, net, nil and $30,933 allowance for doubtful accounts as of December 31, 2021 and 2020, respectively	1,494	18,502
Prepayments and other receivables	48,120	46,315
Due from stockholders	338,616	335,420
Other current assets	19,030	-
Total current assets	438,456	425,149

NON-CURRENT ASSETS
Long-term rental deposits	39,515	38,592
Long-term prepayments	740	5,758
Equipment, net	13,355	24,434
Operating lease right-of-use assets	310,882	539,945
Total non-current assets	364,492	608,729

TOTAL ASSETS	$802,948	$1,033,878

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$127,044	$145,644
Accruals and other payables	328,852	683,482
Deferred revenue	239,831	355,398
Taxes payable	726	91,596
Due to stockholders	2,764,405	2,046,988
Operating lease liabilities – current	303,067	216,180
Total current liabilities	3,763,925	3,539,288

NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	52,902	347,656
TOTAL LIABILITIES	3,816,827	3,886,944

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 750,000,000 shares authorized, 508,110,000 shares issued and outstanding as of December 31, 2021 and 2020	508,110	508,110
Additional paid-in capital	1,128,241	1,128,241
Accumulated deficit	(4,498,598)	(4,489,416)
Accumulated other comprehensive loss	(155,290)	(80,923)
Total Porter Holding International, Inc. stockholders’ deficit	(3,017,537)	(2,933,988)

Non-controlling interests	3,658	80,922
Total stockholders’ deficit	(3,013,879)	(2,853,066)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$802,948	$1,033,878

The accompanying notes are an integral part of these consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(In U.S. dollars)

	2021	2020

REVENUE	$111,056	$550,249

COST OF REVENUE	(55,169)	(404,625)

GROSS PROFIT	55,887	145,624

OPERATING EXPENSES	(996,694)	(2,488,857)

LOSS FROM OPERATIONS	(940,807)	(2,343,233)

OTHER INCOME, NET	915,395	33,106

NET LOSS BEFORE TAXES	(25,412)	(2,310,127)

Income tax expense	-	-

NET LOSS	(25,412)	(2,310,127)

Less: Net loss attributable to non-controlling interests	(16,230)	(21,643)

Net loss attributable to Porter Holding International, Inc. common stockholders	(9,182)	(2,288,484)

Other comprehensive loss
Foreign currency translation loss	(79,711)	(168,843)

Total Comprehensive loss	(105,123)	(2,478,970)
Less: comprehensive loss attributable to non-controlling interests	(21,574)	(16,763)

Comprehensive loss attributable to Porter Holding International, Inc. common stockholders	$(83,549)	$(2,462,207)

Basic and diluted loss per share	$- *	$- *

Weighted average number of common shares outstanding - basic and diluted	508,110,000	508,110,000

* Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(In U.S. dollars)

	Porter Holding International, Inc. Stockholders
	Common stock		Additional		Accumulated other	Non-
	Number		paid-in	Accumulated	comprehensive	controlling
	of shares	Amount	capital	deficit	income (loss)	interests	Total
Balance at December 31, 2019	508,110,000	$508,110	$1,077,986	$(2,200,932)	$92,800	$182,406	$(339,630)

Sales of subsidiary shares to non-controlling interests	-	-	50,255	-	-	21,247	71,502

Disposal of a subsidiary	-	-	-	-	-	(105,968)	(105,968)

Net loss	-	-	-	(2,288,484)	-	(21,643)	(2,310,127)

Foreign currency translation adjustment	-	-	-	-	(173,723)	4,880	(168,843)

Balance at December 31, 2020	508,110,000	$508,110	$1,128,241	$(4,489,416)	$(80,923)	$80,922	$(2,853,066)

Cancellation of a subsidiary						(55,690)	(55,690)

Net loss	-	-	-	(9,182)	-	(16,230)	(25,412)

Foreign currency translation adjustment	-	-	-	-	(74,367)	(5,344)	(79,711)

Balance at December 31, 2021	508,110,000	$508,110	$1,128,241	$(4,498,598)	$(155,290)	$3,658	$(3,013,879)

The accompanying notes are an integral part of these consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(In U.S. dollars)

	2021	2020

Cash flows from operating activities
Net loss	$(25,412)	$(2,310,127)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Loss on disposal of equipment	113	-
Impairment on goodwill	-	34,584
Impairment on intangible asset and equipment	-	51,844
Gain on disposal of a subsidiary	(62,008)	(4,791)
Depreciation and amortization	12,386	38,627
Amortization of operating lease right-of-use assets	239,042	307,954
Allowance for doubtful accounts	15,370	1,051,816
Changes in assets and liabilities
Accounts receivable	1,692	2,691
Prepayments and other receivables	4,161	12,615
Other current assets	(18,799)	-
Operating lease liabilities	(218,666)	(317,389)
Accounts payable	(21,816)	1,722
Accruals and other payables	(350,374)	202,791
Deferred revenue	(122,562)	59,675
Tax payable	(91,933)	(48,951)
Net cash used in operating activities	(638,806)	(916,939)

Cash flows from investing activities
Purchase of equipment	(977)	(3,594)
Purchase of intangible asset	-	(20,277)
Proceeds from disposal of investments	-	91,365
Net cash (used in) provided by investing activities	(977)	67,494

Cash flows from financing activities
Sales of subsidiary shares to non-controlling interests	-	71,502
Advances from shareholders	2,586,474	3,352,297
Repayments to shareholders	(1,925,354)	(2,815,257)
Net cash provided by financing activities	661,120	608,542

Effect of exchange rates on cash	(15,053)	41,082

Net increase (decrease) in cash	6,284	(199,821)

Cash at beginning of year	24,912	224,733

Cash at end of year	$31,196	$24,912

The accompanying notes are an integral part of these consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2021 AND 2020

(In U.S. dollars)

1.	ORGANIZATION AND BUSINESS

Porter Holding International, Inc. (formerly known as Uni Line Corp., “ULNV”) was incorporated in the State of Nevada on September 5, 2013. The Company and its subsidiaries and VIE entities collectively referred to as the “Company”.

As of December 31, 2021, the Company has subsidiaries incorporated in countries and jurisdictions including the People’s Republic of China (“PRC”), Hong Kong, and Seychelles As of December 31, 2021, the Company also effectively controls a number of variable interest entities (“VIEs”) through the Primary Beneficiaries, as defined below. The VIEs include:

(a) Shenzhen Portercity Investment Co. Ltd. (“Portercity”);

(b) Shenzhen Porter Warehouse E-Commerce Co. Ltd. (“Porter E-Commerce”) (Portercity 100% owned);

(c) Shenzhen Porter Shops Lot Technology Co., Ltd. (“Porter Consulting”) (Portercity 85% owned);

(d) Shenzhen Porter Commercial Perspective Network Co. Ltd. (“Porter Commercial”) (Portercity 100% owned); and

(e) Shenzhen Xinsanmao Wine Co., Ltd (“Xinsanmao Wine”) (Porter E-Commerce 51% owned).

As a result of the above contractual arrangements, or the Contractual Arrangements, Porter Group Limited, a Republic of Seychelles company and our wholly-owned subsidiary (“PGL”) has substantial control over the VIE Entities’ daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of the VIE Entities, the Company is entitled to consolidate the financial results of the VIE Entities in its own consolidated financial statements under Financial Accounting Standards Board Accounting Standard Codification (“ASC”) Topic 810 and related subtopics related to the consolidation of variable interest entities, or ASC Topic 810.

On June 28, 2018, Portercity and Mr. Zhibo Mao established Weifang Portercity in Weifang, Shandong Province, the PRC, with a registered capital of RMB 1,000,000 (approximately $155,198). Portercity and Mr. Zhibo Mao hold 60% and 40% equity interest in Weifang Portercity, respectively. Weifang Portercity is intended to be engaged in the business of providing various consulting services to its clients, especially to those who have the intention to be publicly listed in the stock exchanges in the United States and other countries. As of December 31, 2020, Weifang Portercity has not commenced operations. In January 2021, Weifang Portercity agreed with the local government to terminate this project, as a result of the local government changing its development strategy. Weifang Portercity received a compensation of approximately $538,665 from the local government to compensate its upfront establishment expenses including expenditure relating to office renovation, office equipment and supplies. Weifang Portercity was dissolved on April 22, 2021.

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

In July 2021, Porter E-commerce and a third party person established Xinsanmao Wine in Shenzhen, Guangdong Province, with a registered capital of RMB1,000,000 (approximately $155,198). Porter E-commerce holds 51% equity interest in Xinsanmao Wine, respectively. Xinsanmao Wine is intended to be engaged in the business of wine distribution.

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

The Company has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) its recurring loss from operations $940,807 for the year ended December 31, 2021, (2) its accumulated deficit of $4,498,598 as of December 31, 2021 and (3) the fact that the Company had negative operating cash flows of $638,806 for the year ended December 31, 2021.

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

As of December 31, 2021, the Company has $31,196 in cash and a working capital deficit of $3,325,469. The Company cash balance as of December 31, 2021 is not sufficient to support our operations for the next 12 months after the date that the consolidated financial statements issued. The negative operating results of cash flow and working capital deficit for the quarter ended December 31, 2021 raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

During the year ended December 2021, the Company received loans from shareholders of $2,586,474. On an on-going basis, the Company will continue to receive financial support commitments from the Company’s related parties. However, if the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, the Company will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive market pressures, which will have negative influence upon its business, prospects, financial condition and results of operations.

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

The consolidation also includes non-controlling interest which mainly consists of 15% of the equity interest of Porter Consulting, 49% of the equity interest of Xinsanmao Wine and 40% of the equity interest of Weifang Portercity (dissolved on April 22, 2021). The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the results of the Company are presented on the consolidated statement of operations as an allocation of the total income or loss for the year between non-controlling interest holders and the shareholders of the Company.

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

The following financial information of the Company’s consolidated VIEs (including subsidiary of VIEs) is included in the accompanying consolidated financial statements:

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$21,645	$13,013
Accounts receivable, net	1,494	3,132
Prepayments and other receivables	48,071	46,026
Due from shareholders	445,774	435,975
Amount due from the Company and its non-VIE subsidiaries(1)	680,330	441,759
Other current assets	19,030	-
Total current assets	1,197,314	939,905

NON-CURRENT ASSETS
Long term rental deposit	39,515	38,592
Long term prepayment	740	5,758
Equipment, net	12,752	23,410
Operating lease right-of-use assets	310,882	539,945
Total non-current assets	363,889	607,705

TOTAL ASSETS	$1,561,203	$1,547,610

CURRENT LIABILITIES
Accounts payable	$127,044	$145,644
Accruals and other payables	319,930	645,073
Deferred revenue	239,831	355,398
Tax payable	726	91,596
Amounts due to shareholders of the Company	2,996,334	2,294,151
Operating lease liability - current	303,067	216,180
Total current liabilities	3,986,932	3,748,042

NON-CURRENT LIABILITIES
Operating lease liability - non-current	52,902	347,656
TOTAL LIABILITIES	$4,039,834	$4,095,698

(1) Amount due from the Company and its non-VIE subsidiaries consists of inter-company from other non-VIE subsidiaries within the Company.

	2021	2020

Net revenue	$111,056	$471,518
Net income (loss)	$225,852	$(1,969,711)

	2021	2020

Net cash used in operating activities	$(405,653)	$(537,112)
Net cash (used in) provided by investing activities	(977)	67,494
Net cash provided by financing activities	414,848	277,186

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

The Company via Porter Consulting earned commissions of $25,582 and $46,491 for the years ended December 31, 2021 and 2020 respectively, primarily from a third-party payment service provider when China UnionPay card transactions are completed and settled. Revenue related to commissions is recognized in the consolidated statement of operations at the time when the underlying transaction is completed.

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

Phase III consulting services primarily include assistance in preparation of customers’ registration statement under IPO transactions or Form 8-K under reverse merger transactions; assistance in answering comments and questions received from regulatory agencies etc. Management believes it is very difficult to estimate the timing of this phase of service as the completion of Phase III services.

Under Accounting Standards Codification Topic 606 (“ASC Topic 606”), in order to recognize revenue, the Company is required to identify an approved contract with commitments to perform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. Each phase of consulting services is standalone and fees associated with each phase are usually clearly identified in service agreements. Revenue from providing Phase I and Phase II consulting services to customers is recognized based on the output methods, including surveys of performance completed to date or milestones reached of each phase only when the Company has an enforceable right to payment for performance completed to date. Otherwise, such revenue is recognized at a point in time when services are delivered and accepted by customers. Revenue from providing Phase III consulting services to customers is recognized upon completion of reverse merger transaction or IPO transaction, which is evidenced by filing of 8-K for reverse merger transaction or receipt of effective notice from regulatory agencies for IPO transaction. Revenue that has been billed, collected but not yet recognized is reflected as deferred revenue on the consolidated balance sheets.

Depending on the complexity of the underlying service arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earnings process occurs. Depending on the magnitude of specific revenue arrangements, adjustment may be made to the judgments, assumptions and estimates regarding contracts executed in any specific period. Service income from consulting services, totaled nil and $306,297 was recognized for the years ended December 31, 2021 and 2020, respectively.

In accordance with ASC 606, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned by Porter Perspective Business Group Limited, a Hong Kong company and wholly-owned subsidiary of PGL (“PPBGL”) as commissions. When the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenues should be recorded on a gross basis. When the Company is not the primary obligor, does not bear the inventory risk and does not have the ability to establish the price, revenues are recorded on a net basis. The Company determined that it is not the primary obligor in its cosmetic trading business. For the years ended December 31, 2021 and 2020, the Company recognized a net revenue of $17,115 and $28,996 for commission services, when control of the products has transferred, being at the point the products are delivered to the customer and the customer has accepted the products, and there is no unfulfilled obligation that could affect the customer’s acceptance of the products.

Starting from the first quarter of 2019, the Company, via PPBGL, Maihuolang E-commerce and Porter Commercial, provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels and promotion strategy, and capital market operation, via live and online sessions. Under ASC Topic 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to perform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The fees associated with the course of training sessions are clearly identified in service agreements. Training service revenue is recognized at the time when the training sessions stipulated in the contract are completed. The Company recognized $43,328 and $138,776 for the year ended December 31, 2021 and 2020 for training services.

Starting from August 2021, the Company, via Xinsanmao Wine, provides wine sales business with its clients. There is no variable consideration and non-cash consideration agreed with the customers. The transaction price is fixed and allocated to the agreed goods, the only performance obligation. The revenue is recognized at a point in time once the Company has determined that the customers have obtained control over the goods. Control is typically deemed to have been transferred to the customers when the performance obligation is fulfilled, usually at the time of delivery, at the transaction price. The revenue of wine sales business is $23,854 for the year ended December 31, 2021.

Practical expedients and exemption

The Company has not incurred any costs to obtain contracts.

Other service income is earned when services have been rendered.

Revenue by major product line

	2021	2020

Corporate management consulting services	$-	$306,297
Training service	43,328	138,776
Third-party payment service	25,582	46,491
Trading business	17,115	28,996
Wine sales	23,854	-
Others	1,177	29,689
	$111,056	$550,249

Taxation

Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income taxes are determined based on the differences between the accounting basis and the tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws (refer to the header “Tax Cuts and Jobs Act” in Note 10 to the consolidated financial statements for further discussion on the impact to the enacted tax laws in 2017). Deferred tax assets are reduced by a valuation allowance, if based on available evidence, it is considered that it is more likely than not that some portion of or all of the deferred tax assets will not be realized. In making such determination, the Company considers factors including future reversals of existing taxable temporary differences, future profitability, and tax planning strategies. If events were to occur in the future that would allow the Company to realize more of its deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require the Company to realize less of its deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities.

The Company’s deferred tax assets relate to the Company’s net operating losses in the U.S. and net operating losses and temporary differences between accounting basis and tax basis for its China-based subsidiaries and VIEs, which are subject to corporate income tax in the PRC under the PRC Corporate Income Tax Law (the “CIT Law”).

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. The Company had no uncertain tax position as of December 31, 2021 and 2020.

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

Foreign Currency and Foreign Currency Translation

The functional currency of ULNV and PGL is the United States dollar (“US dollar”). The functional currency of the PPBGL is the Hong Kong dollar. The VIEs with operations in PRC uses the local currency, the Chinese Yuan (“RMB”), as their functional currencies. An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements.

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

Translation of amounts from RMB and HKD into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2021	RMB6.3726 to $1	HKD7.7996 to $1
December 31, 2020	RMB6.5250 to $1	HKD7.7534 to $1

Statement of operation and cash flows items
For the year ended December 31, 2021	RMB6.4508 to $1	HKD7.7727 to $1
For the year ended December 31, 2020	RMB6.9042 to $1	HKD7.7559 to $1

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

Intangible Assets

Intangible assets mainly comprise domain names and trademarks. Intangible assets are recorded at cost less accumulated amortization and impairment with no residual value. Amortization of intangible assets is computed using the straight-line method over their estimated useful lives.

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

As of December 31, 2021 and 2020, nil and $10,816 of impairment of equipment was recognized, respectively. The Company evaluated the impairment of equipment by going concern issues.

As of December 31, 2021 and 2020, $962 and $41,028 impairment of intangible assets was recognized, respectively. Since the considerations to be received for the disposal of 57% ownership of Maihuolang E-Commerce in July 2020 was lower than the related net carrying value, $18,019 impairment was made to the intangible assets, on top of the full impairment of goodwill. Besides, the Company further impaired remaining $962 and $23,009 of intangible assets during the impairment assessment as of December 31, 2021 and 2020.

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

During the year ended December 31, 2021 and 2020, the Company performed goodwill impairment testing. Based on the impairment test result per the fact that the considerations to be received for the disposal of 57% ownership of Maihuolang E-Commerce in July 2020 was lower than the related net carrying value, the Company fully impaired the goodwill of $34,584 as of December 31, 2020.

Net loss per share of common stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the Statements of operation for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying consolidation financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

	2021		2020

Net loss attributable to Porter Holding International, Inc.	$(9,182)		$(2,288,484)

Weighted average number of common shares outstanding - basic and diluted	508,110,000		508,110,000

Basic and diluted loss per share	$-	*	$-	*

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

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, the Company determines if an arrangement is a lease or contains a lease at inception, operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for the operating lease, the Company generally uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating lease right-of-use (“ROU assets”) assets represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. The Company elected the package of practical expedients permitted under the transition guidance to combine the lease and non-lease components as a single lease component for operating leases associated with the Company’s office space lease, and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

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

The Company recognized no impairment of ROU assets as of December 31, 2021 and 2020.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the consolidated balance sheets.

Recent Accounting Pronouncements

Accounting standards adopted on January 1, 2021

On December 18, 2019, the FASB issued ASU No. 2019-12, Income taxes (Topic 740), Simplifying the Accounting for Income Taxes. This guidance amends ASC Topic 740 and addresses several aspects including 1) evaluation of step-up tax basis of goodwill when there is not a business combination, 2) policy election to not allocate consolidated taxes on a separate entity basis to entities not subject to income tax, 3) accounting for tax law changes or rates during interim periods, 4) ownership changes from equity method investment to subsidiary or vice versa, 5) elimination of exception to intraperiod allocation when there is gain in discontinued operations and a loss from continuing operations, 6) treatment of franchise taxes that are partially based on income. The Company adopted ASU2019-12 effective on January 1, 2021.

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

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements”. The amendments in this Update represent changes to clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this Update affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. ASU 2020-10 is effective for the Company for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022.The amendments in this Update should be applied retrospectively. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	December 31, 2021	December 31, 2020

Billed	$-	$46,303
Unbilled	1,494	3,132
Accounts receivable	$1,494	$49,435
Less: allowance for doubtful accounts	-	(30,933)
	$1,494	$18,502

The following table sets forth the movement of allowance for doubtful accounts:

	December 31, 2021	December 31, 2020

Beginning	$30,933	$3,065
Additions	15,370	1,051,816
Write off	(46,303)	(1,023,948)
Exchange rate difference	-	-
Balance	$-	$30,933

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	December 31, 2021	December 31, 2020

Prepayments	$9,278	$10,448
Other receivables	38,842	35,867
	$48,120	$46,315

6.	EQUIPMENT, NET

Equipment, net consist of the following:

	December 31, 2021	December 31, 2020

Office and computer equipment	$77,940	$185,009
Less: Accumulated depreciation	(64,585)	(149,130)
	13,355	35,879
Impairment	-	(10,816)
Exchange rate difference	-	(629)
Net value	$13,355	$24,434

Depreciation expenses charged to the consolidated statements of operations for the years ended December 31, 2021 and 2020 were $12,386 and $19,435, respectively. Loss on disposal of equipment for the years ended December 31, 2021 and 2020 were $113 and nil, respectively. As of December 31, 2021 and 2020, nil and $10,816 of impairment of equipment was recognized, respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	December 31, 2021	December 31, 2020

Software copyright	$989	$-
Domain names and trademarks	-	42,473
Intangible asset	989	42,473
Less: Accumulated amortization	(27)	(18,126)
	962	24,347
Impairment	(962)	(23,009)
Exchange rate difference	-	(1,338)
Net value	$-	$-

Amortization charged to the consolidated statements of operations for the years ended December 31, 2021 and 2020 were $27 and $19,192, respectively. As of December 31, 2021 and 2020, $962 and $23,009 impairment were recognized respectively.

8.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	December 31, 2021	December 31, 2020

Salary payables	$25,086	$185,396
Refund to a third party*	188,306	306,513
Accrued professional fees	-	33,735
Accrued rental expenses	58,690	155,539
Others	56,770	2,299
	$328,852	$683,482

*Refund to a third party is resulted from the fact that Henan Longji Real Estate Development Co., Ltd. (“Longji Real Estate”) filed an action against Porter E-Commerce, Zongjian Chen and Xue’an Yan related to a loan of RMB 2,000,000 (approximately $313,844) which occurred before Porter E-Commerce merged with the Company on April 13, 2020. On May 10, 2020, Porter E-Commerce, Zongjian Chen, Xue’an Yan and Longji Real Estate reached a settlement under which Porter E-Commerce agreed to pay off the loan principal of RMB 2,000,000 in two installments before June 30, 2021 and interest accrued on unpaid principal since January 1, 2020 at a rate of 6% per annum. In addition, under the settlement, Zongjian Chen and Xue’an Yan, the two original shareholders of Porter E-Commerce agreed to be severally and jointly liable for the payoff of the principal and interest of the loan. This amount is co-related to the amount due from shareholders in Note 9. As of December 31 2021, there is remaining RMB 1,200,000 (approximately $188,306) not yet repaid. The extension was agreed verbally between Longji Real Estate and the Company.

9.	BALANCES WITH RELATED PARTIES

Note	December 31, 2021	December 31, 2020
Due from shareholders
Mr. Zongjian Chen and Ms. Xiaomei Xiong (wife of Mr. Zongjian Chen) (a)	$313,844	$306,513
Mr. Zongjian Chen (brother of Mr. Zonghua Chen)	24,772	28,907
	$338,616	$335,420

Due to shareholders
Mr. Zonghua Chen (the Company’s Chairman, Chief Executive Officer, Chief Financial Officer and President)	$1,690,871	$2,046,988
Ms. Xiaomei Xiong (wife of Mr. Zongjian Chen)	1,073,534	-
	$2,764,405	$2,046,988

(a)

On April 13, 2020, Longji Real Estate filed an action against Porter E-Commerce, Zongjian Chen and Xue’an Yan related to certain loan of RMB 2,000,000 (approximately $283,082) which occurred before Porter E-Commerce merged with the Company. On May 10, 2020, Porter E-Commerce, Zongjian Chen, Xue’an Yan and Longji Real Estate reached a settlement under which Porter E-Commerce agreed to pay off the loan principal of RMB 2,000,000 in two installments before June 30, 2021 and interest accrued on unpaid principal since January 1, 2020 at a rate of 6% per annum. In addition, under the settlement, Zongjian Chen and Xue’an Yan, the two original shareholders of Porter E-Commerce agreed to be severally and jointly liable for the payoff of the principal and interest of the loan. Porter E-Commerce, Zongjian Chen and Xue’an Yan were also jointly liable for the litigation costs of RMB11,400 (approximately $1,789). This is co-related to the amount of refund to a third party in Note 8. As of December 31 2021, there is remaining RMB 2,000,000 due from Mr. Zongjian Chen and Ms. Xiaomei Xiong.

All the above balances of due to shareholders are due on demand, interest-free and unsecured. The Company used the funds for its operations. For the year ended December 31, 2021, the Company had transactions amounted $2,586,474 from shareholders and $1,925,354 to shareholders, comparing to $3,352,297 from shareholders and $2,815,257 to shareholders for the same period in 2020.

10.	INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

ULNV is incorporated in the State of Nevada and is subject to the U.S. federal tax and has incurred net operating loss for income tax purposes through December 31, 2021. As of December 31, 2021, future net operating losses of approximately $57,637 from ULNV are available to offset future taxable income. Accumulated deficit for the Company as of December 31, 2021 and December 31, 2020 was $4,498,598 and $4,489,416, respectively.

The 2017 Tax Act created a new requirement that, for the periods beginning after January 1, 2018, certain income (referred to as global intangible low taxed income or “GILTI”) earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations must be included in U.S. taxable income. The GILTI income is eligible for a deduction, which lowers the effective tax rate to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules – the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes – the deferred method. The Company elected to account for GILTI in the period the tax is incurred. The Company did not generate any GILTI during the year ended December 31, 2021.

PGL is registered as an international business company and is exempted from corporation tax in Seychelles.

PPBGL is subject to Hong Kong profits tax rate of 16.5%. For the year ended December 31, 2021, it did not have any assessable profits arising in or derived from Hong Kong and accordingly no provision for Hong Kong profits tax was made. For the years ended December 31, 2021 and 2020, it did not have any assessable profits arising in or derived from Hong Kong and accordingly no provision for Hong Kong profits tax was made.

PRC Tax

The Company’s subsidiary and consolidated VIEs in China are subject to corporate income tax (“CIT”) at 25% for the years ended December 31, 2021 and 2020. As of December 31, 2021, the Company had $3,329,239 of net operating loss carried forward from the foreign subsidiaries which will expire in various years through 2026.

A reconciliation of the income tax expense determined at the statutory income tax rate to the Company’s income taxes is as follows:

	2021	2020
Loss before income taxes	$(25,412)	$(2,310,127)
United States statutory income tax rate	21%	21%
Income benefit expense computed at statutory corporate income tax rate	(5,337)	(485,126)
Reconciling items:
Effect of different tax jurisdictions	(67,495)	(88,589)
Non-deductible expenses	4,393	345,994
Change in valuation allowance	68,439	227,721
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2021 and 2020 are presented below:

	December 31, 2021	December 31, 2020

Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$12,104	$11,432
- Hong Kong	45,910	44,147
- PRC	832,310	766,306
	890,324	821,885
Less: Valuation allowance	(890,324)	(821,885)
Acquisition/(Disposal):
- PRC	-	(187,240)
Less: Valuation allowance	-	187,240
	$-	$-

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

11.	CHINA CONTRIBUTION PLAN

The Company’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the years ended December 31, 2021 and 2020, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $29,820 and $20,644, respectively, to these funds.

12.	OPERATING LEASE

The Company has operating leases for its office facilities. The lease is located at 36th Floor, Shenzhen Development Center, #2010, Renmin South Road, Luohu District, Shenzhen, Guangdong, China, 518001, which consist of approximately 1,678.75 square meters. The Company's leases have remaining terms of approximately 14 months for a lease term commencing on December 1, 2017 and ending on February 28, 2023. The lease deposit is $39,515, with a rent free period from December 1, 2017 to February 28, 2018. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes.

The following table provides a summary of leases by balance sheet location as of December 31, 2021 and 2020:

Assets/liabilities	December 31, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$310,882	$539,945

Liabilities
Operating lease liability - current	$303,067	$216,180
Operating lease liability - non-current	52,902	347,656
Total lease liabilities	$355,969	$563,836

The operating lease expenses for the year ended December 31, 2021 and 2020 were as follows:

Lease Cost	Classification	December 31, 2021	December 31, 2020
Operating lease cost	General and administrative expenses	$278,527	$336,534

Maturities of operating lease liabilities at December 31, 2021 were as follows:

Maturity of Lease Liabilities	Operating Leases
12 months ending December 31,
2022	$320,592
2023	53,432
Total lease payments	374,024
Less: interest	(18,055)
Present value of lease payments	$355,969

Lease liabilities include lease and non-lease component such as management fee.

Future minimum lease payments, which do not include the non-lease components, as of December 31, 2021 were as follows:

12 months ending December 31,
2022	$237,089
2023	39,515
Total	$276,604

Lease Term and Discount Rate	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases--- Shenzhen Development Center, 36/F, LuoHu, Shenzhen	1.17	2.17

Weighted-average discount rate (%)
Operating leases	8%	8%

13.	CONCENTRATIONS AND CREDIT RISK

(a)	Concentrations

In the year ended December 31, 2021, one customer accounted for 32% of the Company’s revenues.

In the year ended December 31, 2020, one customer accounted for 56% of the Company’s revenues,.

No other customer accounts for more than 10% of the Company’s revenue in the years ended December 31, 2021 and 2020.

As of December 31, 2021, one customer accounted for 99% of the Company’s accounts receivable. As of December 31, 2020, one customer accounted for 83% of the Company’s accounts receivable.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of December 31, 2021 and 2020, substantially all of the Company’s cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

14.	SEGMENT REPORTING

Beginning in the year ended December 31, 2021, the Company reports two reportable segments in consulting services, wine sales as well as training services and others.

Revenues and associated costs are directly attributable to the related segments. Unallocated corporate costs primarily include corporate initiatives, corporate shared costs, such as finance and legal, are managed centrally at a consolidated level.

The Company’s Chief Operating Decision Maker does not evaluate operating segments using asset information.

Information about segments during the periods presented were as follows. For comparative purposes, amounts in prior period has been recast:

	Years Ended December 31,
	2021	2020
Revenue
Consulting services	$-	$306,297
Wine sales	23,854	-
Training services and others	87,202	243,952
Total revenue	111,056	550,249
Loss from operations
Consulting services	$(477,869)	$(1,717,636)
Wine sales	(29,554)	-
Training services and others	(199,982)	(252,653)
Corporate costs, unallocated	(233,402)	(372,944)
Total loss from operations	$(940,807)	$(2,343,233)

15.	SUBSEQUENT EVENT

In March 2022, Porter Consulting and two third parties established Guizhou yueqian smart zone Management Co., Ltd., (“Guizhou yueqian”) with a registered capital of RMB1,000,000 (approximately $155,198). Porter Consulting holds 52% equity interest in Guizhou yueqian. Guizhou yueqian is intended to be engaged in the business of management.

The Company has analyzed its operations subsequent to December 31, 2021 to the date these consolidation financial statements were issued, except as disclosed herein, there is no any material subsequent events to disclose in these consolidated financial statements except above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 28, 2022, the Board approved the dismissal of Friedman LLP as the Company’s independent registered public accounting firm and the appointment of YCM CPA INC. as the Company’s new independent registered public accounting firm for the fiscal year ended December 31, 2021.

The audit reports of Friedman LLP on the Company's financial statements as of and for the years ended December 31, 2020 and 2019 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports included an explanatory paragraph that described factors that raised substantial doubt about the Company’s ability to continue as a going concern.

During Friedman LLP’s term of audit engagement from March 4, 2019 to February 28, 2022 the Company had no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K) with Friedman LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Friedman LLP, would have caused it to make reference to the subject matter of such disagreements in its audit reports.

During the Company’s two most recent fiscal years, and for the subsequent interim period through February 28, 2022, there was one “reportable event” within the meaning of Item 304(a)(1)(v) of Regulation S-K, relating to disclosure of material weaknesses in the Company’s internal control over financial reporting. As previously reported, the management of the Company identified following material weaknesses as of December 31, 2020:

(1) the Company did not hold any formal board meetings or shareholders meetings during the last fiscal year;

(2) the Company does not have an audit committee;

(3) the Company does not have sufficient and skilled in-house accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with its financial reporting requirements;

(4) the Company does not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements of revenue process;

(5) the Company has not maintained sufficient internal controls over cash related controls, including failure to segregate cash handling and accounting functions and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that it had limited transactions in its bank accounts; and

(6) the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of its data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors. The Company did not implement appropriate information technology controls.

During the Company’s two most recent fiscal years ended December 31, 2021, and for the subsequent interim period through February 28, 2022, neither the Company nor anyone on its behalf consulted YCM regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or on the type of audit opinion that might be rendered on the consolidated financial statements of the Company, and neither a written report nor oral advice was provided to the Company that YCM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2021 due to the material weaknesses in our internal control over financial reporting, which are described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2021, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting has been identified:

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our consolidated financial statements as of and for the year ended December 31, 2021 to contain a material misstatement.

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Zonghua Chen	47	Chairman, Chief Executive Officer, President and Chief Financial Officer
Jun Chen	44	Director
Maozi Cong	70	Director

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

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, and addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the Code of Ethics and Business Conduct has been filed as Exhibit 14.1 to our Current Report on Form 8-K filed on April 7, 2017 and is hereby incorporated by reference into this annual report. During the fiscal year ended December 31, 2021, there were no amendments to or waivers of our Code of Ethics and Business Conduct. If we effect an amendment to, or waiver from, a provision of our Code of Business Ethics and Conduct, we intend to satisfy our disclosure requirements by describing such amendment or waiver via a current report on Form 8-K.

Section 16(A) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Fiscal Years Ended December 31, 2021 and 2020

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zonghua Chen, CEO and CFO	2020	13,371	—	—	—	—	—	—	13,371
	2021	5,657	—	—	—	—	—	—	5,657

Employment Agreements

All of our executive officers have executed our standard employment agreement. Our employment agreements with our executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus. Our VIE, Portercity, entered into an employment agreement with Mr. Zonghua Chen, on July 1, 2020, under which Mr. Chen was employed as the company’s general manager without a fixed term of employment. Mr. Chen receives a monthly salary of approximately $471.4 under the employment agreement. He is also subject to customary confidentiality covenants under the employment agreement.

Outstanding Equity Awards at Fiscal Year End

No unexercised options, stock that has not vested or outstanding equity incentive plan awards were held by any of our named executive officers at December 31, 2021.

Compensation of Directors

No member of our board of directors received any compensation for their services as a director during the year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2022 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the officers and directors set forth below is in care of the Company, 1609, Feng Rui Ge, Fenghu Building, Buji, Luohu, Shenzhen, Guangdong, China 518000. The registered address of each of the 5% shareholders (other than officers and directors) set forth below is Second Floor, The Quadrant, Manglier Street, Victoria, Mahe, 999126 Seychelles.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Zonghua Chen, Chairman, CEO, President and CFO(3)	Common Stock	283,064,414	55.71%
Jun Chen, Director	Common Stock	2,180,000	*
Maozi Cong, Director	Common Stock	15,923,300	*
All officers and directors as a group (3 persons named above)	Common Stock	301,167,714	59.27%

Softsilver Investment Co., Ltd.(3)(4)	Common Stock	27,910,000	5.49%
Enbang Fortune Limited(3)(5)	Common Stock	25,862,000	5.09%
Huatai International Limited(3)(6)	Common Stock	28,560,000	5.62%
Zongjian Chen(7)	Common Stock	31,000,000	6.10%
Porter Investment Limited(8)	Common Stock	158,821,691	31.26%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 508,110,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 31, 2022. For each beneficial owner above, any options or other securities exercisable or convertible within 60 days have been included in the denominator.

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

●

As of December 31, 2021, we owed $1,690,871 to our Chairman, CEO and CFO, Mr. Zonghua Chen, who loaned to us to support our business operations. Such loans do not accrue interests and are payable upon demand.

●

As of December 31, 2021, we owed $1,073,534 to Ms. Xiaomei Xiong, sister-in-law of our Chairman, CEO and CFO Mr. Zonghua Chen, who loaned to us to support our business operations. Such loans do not accrue interests and are payable upon demand.

●

As of December 31, 2021, there was an amount of $313,844 due from Mr. Zongjian Chen, brother of our Chairman, CEO and CFO, and Ms. Xiaomei Xiong who is the wife of Mr. Zongjian Chen. This is related to a loan of RMB 2 million (approximately $313,844) which occurred before Porter E-Commerce merged with the Company. On April 13, 2020, Henan Longji Real Estate Development Co., Ltd. (“Longji Real Estate”) filed an action against Porter E-Commerce, Zongjian Chen and Xue’an Yan related to the aforementioned loan. On May 10, 2020, Porter E-Commerce, Zongjian Chen, Xue’an Yan and Longji Real Estate reached a settlement under which Porter E-Commerce agreed to pay off the loan principal of RMB 2 million in two installments before June 30, 2021 and interest accrued on unpaid principal since January 1, 2020 at a rate of 6% per annum. In addition, under the settlement, Zongjian Chen and Xue’an Yan, the two original shareholders of Porter E-Commerce agreed to be severally and jointly liable for the payoff of the principal and interest of the loan. Porter E-Commerce, Zongjian Chen and Xue’an Yan were also jointly liable for the litigation costs of RMB11,400 (approximately $1,614).

●	In addition, there was $24,772 due from Mr. Zongjian Chen, brother of our Chairman, CEO and CFO Mr. Zonghua Chen, as of December 31, 2021.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following table represents fees billed for each of the last two fiscal years for professional audit services rendered by our independent registered public accounting firm:

	2020	2021

Audit fees(1)	$165,000	$120,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$165,000	$120,000

(1)

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by our auditors for our consolidated financial statements as of and for the year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm for the year ended December 31, 2021 (PCAOB ID No. 6781)

Report of Independent Registered Public Accounting Firm for the year ended December 31, 2020 (PCAOB ID No. 711)

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020

Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

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

14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on April 7, 2017)
21.1	Subsidiaries of the Company
23.1	Consent of Guang Dong LianRui Law Firm
31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2022

PORTER HOLDING INTERNATIONAL, INC.

By:	/s/ Zonghua Chen
Zonghua Chen
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zonghua Chen	Chairman, President, Chief Executive Officer and Chief Financial Officer	April 13, 2022
Zonghua Chen	(Principal Executive Officer and Principal Financing and Accounting Officer)

/s/ Jun Chen	Director	April 13, 2022
Jun Chen

/s/ Maozi Cong	Director	April 13, 2022
Maozi Cong