Form 10-Q
period 2022-03-31
Porter Holding International, Inc.
filed 2022-05-16
CIK 1605810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 16, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	508,110,000

PORTER HOLDING INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

PORTER HOLDING INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$108,892	$31,196
Accounts receivable, net	1,712	1,494
Prepayments and other receivables	43,020	41,611
Inventories	5,618	6,509
Due from stockholders	341,430	338,616
Other current assets	19,934	19,030
Total current assets	520,606	438,456

NON-CURRENT ASSETS
Long-term rental deposits	39,722	39,515
Long-term prepayments	257	740
Equipment, net	11,218	13,355
Operating lease right-of-use assets	248,325	310,882
Total non-current assets	299,522	364,492

TOTAL ASSETS	$820,128	$802,948

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$123,809	$127,044
Accruals and other payables	412,047	329,578
Deferred revenue	350,297	239,831
Due to stockholders	2,861,387	2,764,405
Operating lease liabilities – current	283,937	303,067
Total current liabilities	4,031,477	3,763,925

Operating lease liabilities - non-current	-	52,902
TOTAL LIABILITIES	4,031,477	3,816,827

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 750,000,000 shares authorized, 508,110,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	508,110	508,110
Additional paid-in capital	1,128,241	1,128,241
Accumulated deficit	(4,663,876)	(4,498,598)
Accumulated other comprehensive loss	(172,529)	(155,290)
Total Porter Holding International, Inc. stockholders’ deficit	(3,200,054)	(3,017,537)

Non-controlling interests	(11,295)	3,658
Total stockholders’ deficit	(3,211,349)	(3,013,879)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$820,128	$802,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars)

	Three Months Ended March 31,
	2022	2021

REVENUE	$25,670	$14,487

COST OF REVENUE	(3,730)	(6,844)

GROSS PROFIT	21,940	7,643

OPERATING EXPENSES	(202,568)	(301,637)

LOSS FROM OPERATIONS	(180,628)	(293,994)

OTHER INCOME, NET	399	536,416

NET (LOSS) INCOME BEFORE TAXES	(180,229)	242,422

Income tax expense	-	-

NET (LOSS) INCOME	(180,229)	242,422

Less: Net loss attributable to non-controlling interests	(14,951)	(3,404)

Net (loss) income attributable to Porter Holding International, Inc. common stockholders	(165,278)	245,826

Other comprehensive (loss) income
Foreign currency translation income	(17,241)	9,239

Total Comprehensive (loss) income	(197,470)	251,661
Less: comprehensive loss attributable to non-controlling interests	(14,953)	(3,699)

Comprehensive (loss) income attributable to Porter Holding International, Inc. common stockholders	$(182,517)	$255,360

Basic and diluted (loss) income per share	$-	$- *

Weighted average number of common shares outstanding - basic and diluted	508,110,000	508,110,000

* Less than $0.01 per share

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

(In U.S. dollars)

	Porter Holding International, Inc. Stockholders
	Common stock		Additional		Accumulated other	Non-
	Number		paid-in	Accumulated	comprehensive	controlling
	of shares	Amount	capital	deficit	income (loss)	interests	Total
Balance at December 31, 2021	508,110,000	$508,110	$1,128,241	$(4,498,598)	$(155,290)	$3,658	$(3,013,879)

Net loss	-	-	-	(165,278)	-	(14,951)	(180,229)

Foreign currency translation adjustment	-	-	-	-	(17,239)	(2)	(17,241)

Balance at March 31, 2022	508,110,000	$508,110	$1,128,241	$(4,663,876)	$(172,529)	$(11,295)	$(3,211,349)

	Porter Holding International, Inc. Stockholders
	Common stock		Additional		Accumulated other	Non-
	Number		paid-in	Accumulated	comprehensive	controlling
	of shares	Amount	capital	deficit	income (loss)	interests	Total
Balance at December 31, 2020	508,110,000	$508,110	$1,128,241	$(4,489,416)	$(80,923)	$80,922	$(2,853,066)

Net income (loss)	-	-	-	245,826	-	(3,404)	242,422

Foreign currency translation adjustment	-	-	-	-	9,534	(295)	9,239

Balance at March 31, 2021	508,110,000	$508,110	$1,128,241	$(4,243,590)	$(71,389)	$77,223	$(2,601,405)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORTER HOLDING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities
Net (loss) income	$(180,229)	$242,422
Adjustments to reconcile net income (loss) to cash used in operating activities:
Loss on disposal of equipment	88	-
Depreciation and amortization	2,117	2,977
Amortization of operating lease right-of-use assets	64,105	58,010
Changes in assets and liabilities
Accounts receivable	(210)	(376)
Prepayments and other receivables	(648)	11,384
Inventories	924	-
Other current assets	(803)	-
Operating lease liabilities	(73,804)	(9,234)
Accounts payable	(3,897)	(24,526)
Accruals and other payables	77,484	(379,121)
Deferred revenue	109,219	(64,461)
Net cash used in operating activities	(5,654)	(162,925)

Cash flows from financing activities
Advances from shareholders	97,846	1,530,917
Repayments to shareholders	(17,723)	(720,278)
Net cash provided by financing activities	80,123	810,639

Effect of exchange rates on cash	3,227	(10,629)

Net increase in cash	77,696	637,085

Cash at beginning of period	31,196	24,912

Cash at end of period	$108,892	$661,997

Supplemental of cash flow information
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$-

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

As of March 31, 2022, the Company has subsidiaries incorporated in countries and jurisdictions including the People’s Republic of China (“PRC”), Hong Kong, and Seychelles. As of March 31, 2022, the Company also effectively controls a number of variable interest entities (“VIEs”) through the Primary Beneficiaries, as defined below. The VIEs include:

(a)     Shenzhen Portercity Investment Co. Ltd. (“Portercity”);

(b)     Shenzhen Porter Warehouse E-Commerce Co. Ltd. (“Porter E-Commerce”) (Portercity 100% owned);

(c)     Shenzhen Porter Shops Lot Technology Co., Ltd. (“Porter Consulting”) (Portercity 85% owned);

(d)     Shenzhen Porter Commercial Perspective Network Co. Ltd. (“Porter Commercial”) (Portercity 100% owned);

(e)     Shenzhen Xinsanmao Wine Co., Ltd (“Xinsanmao Wine”) (Porter E-Commerce 51% owned); and

(f) Guizhou Yueqian Smart Zone Management Co., Ltd., (“Guizhou Yueqian”) (Porter Consulting 52% owned).

As a result of the above contractual arrangements, or the Contractual Arrangements, Porter Group Limited (“PGL”) has substantial control over the VIE Entities’ daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of the VIE Entities, the Company is entitled to consolidate the financial results of the VIE Entities in its own consolidated financial statements under Financial Accounting Standards Board Accounting Standard Codification (“ASC”) Topic 810 and related subtopics related to the consolidation of variable interest entities, or ASC Topic 810.

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

In July 2021, Porter E-commerce and Mr. Shoubao Guo established Xinsanmao Wine in Shenzhen, Guangdong Province, with a registered capital of RMB 1,000,000 (approximately $155,198). Porter E-commerce and Mr. Shoubao Guo hold 51% and 49% equity interest in Xinsanmao Wine, respectively. Xinsanmao Wine is intended to be engaged in the business of wine distribution.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

In March 2022, Porter Consulting and two third-parties established Guizhou Yueqian Smart Zone Management Co., Ltd., (“Guizhou Yueqian”) with a registered capital of RMB 1,000,000 (approximately $155,198). Porter Consulting holds 52% equity interest in Guizhou Yueqian. Guizhou Yueqian is intended to be engaged in comprehensive service including industrial zone management, digital smart urbanization upgrading, supply chain service and payment and settlement service.

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

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The unaudited interim condensed consolidated financial information as of March 31, 2022, and for the three months ended March 31, 2022 and 2021 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The unaudited interim condensed consolidated financial information should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, previously filed with the SEC on April 13, 2022.

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

The Company has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) its recurring loss from operations $180,628 for the three months ended March 31, 2022, (2) its accumulated deficit of $4,663,876 as of March 31, 2022 and (3) the fact that the Company had negative operating cash flows of $5,654 for the three months ended March 31, 2022.

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

As of March 31, 2022, The Company's cash balance was $108,892 and working capital deficit of $3,510,871. The Company’s cash balance as of March 31, 2022 is not sufficient to support its operations for the next 12 months after the date that the unaudited condensed consolidated financial statements issued. The negative operating results of cash flow and working capital for the quarter ended March 31, 2022 raise substantial doubt about its ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

During the three months ended March 31, 2022, the Company received loans from shareholders with approximately $97,846. On an on-going basis, the Company also received and will continue to receive financial support commitments from the Company’s related parties. However, if the Company is unable to obtain the necessary additional capital on a timely basis and on acceptable terms, the Company will be unable to implement its current plans for expansion, repay debt obligations or respond to competitive market pressures, which will have negative influence upon its business, prospects, financial condition and results of operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

The following financial information of the Company’s consolidated VIEs (including subsidiary of VIEs) is included in the accompanying unaudited condensed consolidated financial statements:

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$22,858	$21,645
Accounts receivable, net	1,712	1,494
Prepayments and other receivables	42,916	41,562
Inventories	5,618	6,509
Due from shareholders	448,116	445,774
Amount due from the Company and its non-VIE subsidiaries(1)	689,367	680,330
Other current assets	19,934	19,030
Total current assets	1,230,521	1,216,344

NON-CURRENT ASSETS
Long term rental deposit	39,722	39,515
Long term prepayment	257	740
Equipment, net	10,724	12,752
Operating lease right-of-use assets	248,325	310,882
Total non-current assets	299,028	363,889

TOTAL ASSETS	$1,529,549	$1,580,233

CURRENT LIABILITIES
Accounts payable	$123,809	$127,044
Accruals and other payables	399,927	320,656
Deferred revenue	230,837	239,831
Amounts due to shareholders of the Company	3,092,130	2,996,334
Operating lease liability - current	283,937	303,067
Total current liabilities	4,130,640	3,986,932

Operating lease liability - non-current	-	52,902
TOTAL LIABILITIES	$4,130,640	$4,039,834

(1)	Amount due from the Company and its non-VIE subsidiaries consists of inter-company from other non-VIE subsidiaries within the Company.

	Three months ended March 31,
	2022	2021

Net revenue	$25,670	$14,487
Net (loss) income	$(113,446)	$326,454

	Three months ended March 31,
	2022	2021

Net cash used in operating activities	$(73,394)	$(68,456)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$74,492	$710,616

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

The Company via Porter Consulting earns commissions of $4,001 and $8,609 for the three months ended March 31, 2022 and 2021 respectively, primarily from a third-party payment service provider when China UnionPay card transactions are completed and settled. Revenue related to commissions is recognized in the statements of operations at the time when the underlying transaction is completed.

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

Depending on the complexity of the underlying service arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earnings process occurs. Depending on the magnitude of specific revenue arrangements, adjustment may be made to the judgments, assumptions and estimates regarding contracts executed in any specific period. Service income from consulting services, totaled nil and nil for the three months ended March 31, 2022 and 2021, is recognized when the service is performed.

In accordance with ASC 606, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned by Porter Perspective Business Group Limited, a Hong Kong company and wholly-owned subsidiary of PGL (“PPBGL”) as commissions. When the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenues should be recorded on a gross basis. When the Company is not the primary obligor, does not bear the inventory risk and does not have the ability to establish the price, revenues are recorded on a net basis. The Company determined that it is not the primary obligor in its trading business. For the three months ended March 31, 2022 and 2021, the Company recognized a net revenue of $646 and $3,236, respectively, when control of the products has transferred, being at the point the products are delivered to the customer and the customer has accepted the products, and there is no unfulfilled obligation that could affect the customer’s acceptance of the products.

Starting from the first quarter of 2019, the Company, via PPBGL and Porter Commercial, provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels and promotion strategy, and capital market operation, via live and online sessions. Under ASC Topic 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to perform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The fees associated with the course of training sessions are clearly identified in service agreements. Training service revenue is recognized at the time when the training sessions stipulated in the contract are completed. The Company recognized $19,692 and $1,947 for the three months ended March 31, 2022 and 2021.

Starting from August 2021, the Company, via Xinsanmao Wine, provides wine trading business with its clients. There is no variable consideration and non-cash consideration agreed with the customers. The transaction price is fixed and allocated to the agreed goods, the only performance obligation. The revenue is recognized at a point in time once the Company has determined that the customers have obtained control over the goods. Control is typically deemed to have been transferred to the customers when the performance obligation is fulfilled, usually at the time of delivery, at the transaction price. The revenue of wine trading business is $1,331 and nil for the three months ended March 31, 2022 and 2021.

Practical expedients and exemption

The company has not incurred any costs to obtain contracts.

Other service income is earned when services have been rendered.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

Revenue by major product line

	For Three Months Ended March 31,
	2022	2021

Training service	$19,692	$1,947
Third-party payment service	4,001	8,609
Trading business	646	3,236
Wine sale	1,331	-
Others	-	695
	$25,670	$14,487

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2022	RMB6.3393 to $1	HKD7.8325 to $1
December 31, 2021	RMB6.3726 to $1	HKD7.7996 to $1

Statement of operation and cash flows items
For the three-month ended March 31, 2022	RMB6.3478 to $1	HKD7.8055 to $1
For the three-month ended March 31, 2021	RMB6.4817 to $1	HKD7.7577 to $1

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

Net (loss) income per share of common stock

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

	Three Months Ended March 31,
	2022	2021

Net (loss) income attributable to Porter Holding International, Inc.	$(165,278)	$245,826

Weighted average number of common shares outstanding - basic and diluted	508,110,000	508,110,000

Basic and diluted (loss) income per share of common stock	$(0.00)	$0.00

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Non-controlling interests

The consolidation also includes non-controlling interest which mainly consists of 15% of the equity interest of Porter Consulting, 49% of the equity interest of Xinsanmao Wine and 48% of the equity interest of Guizhou Yueqian. The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the stockholders of the Company. Non-controlling interests in the results of the Company are presented on the unaudited condensed consolidated statements of operations as an allocation of the total income or loss for the year between non-controlling interest holders and the stockholders of the Company.

Segments

The Company evaluates a reporting unit by first identifying its operating segments, and then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meets the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company reports two reportable segments in wine sales and training services and others.

Fair Value of Financial Instruments

U.S. GAAP establishes a three-tier hierarchy to prioritize the inputs used in the valuation methodologies in measuring the fair value of financial instruments. This hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three-tier fair value hierarchy consists of:

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

The Company recognized no impairment of ROU assets as of March 31, 2022 and December 31, 2021.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the unaudited condensed consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost or net realizable value (market value). The cost of inventories is determined on the basis of weighted average cost method.

Net realizable value is based on estimated selling prices less selling expenses and any further costs expected to be incurred for completion. Adjustments to reduce the cost of inventory to net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023.The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its consolidated financial statements, particularly its recognition of allowances for accounts receivable.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the consolidated financial position, statements of operations and cash flows.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	March 31, 2022	December 31, 2021

Billed	$-	$-
Unbilled	1,712	1,494
Accounts receivable	1,712	$1,494
Less: allowance for doubtful accounts	-	-
	$1,712	$1,494

The following table sets forth the movement of allowance for doubtful accounts:

	March 31, 2022	December 31, 2021

Beginning	$-	$30,933
Additions	-	15,370
Write off	-	(46,303)
Exchange rate difference	-	-
Balance	$-	$-

4.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	March 31, 2022	December 31, 2021

Prepayments	$9,169	$9,278
Others	33,851	32,333
	$43,020	$41,611

5.	EQUIPMENT, NET

Equipment, net consist of the following:

	March 31, 2022	December 31, 2021

Office and computer equipment	$76,597	$77,940
Less: Accumulated depreciation	(65,379)	(64,585)
Net value	$11,218	$13,355

Depreciation expenses charged to the statements of operations for the three months ended March 31, 2022 and 2021 were $2,117 and $2,977, respectively. Loss on disposal of equipment for the three months ended March 31, 2022 and 2021 were $88 and nil, respectively.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

6.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	March 31, 2022	December 31, 2021

Software copyright	$-	$989
Domain names and trademarks	-	-
Intangible asset	-	989
Less: Accumulated amortization	-	(27)
	-	962
Impairment	-	(962)
Exchange rate difference	-	-
Net value	$-	$-

There were no amortization expenses for the three months ended March 31, 2022 and 2021.

7.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consist of the following:

	March 31, 2022	December 31, 2021

Refund to a third party*	$189,295	$188,306
Accrued rental expenses	99,666	58,690
Accrued management fee	69,951	50,812
Salary payables	42,376	25,086
Others	10,759	6,684
	$412,047	$329,578

*Refund to a third party is resulted from the fact that Henan Longji Real Estate Development Co., Ltd. (“Longji Real Estate”) filed an action against Porter E-Commerce, Zongjian Chen and Xue’an Yan related to a loan of RMB 2.0 million (approximately $315,492) which occurred before Porter E-Commerce merged with the Company on April 13, 2020. On May 10, 2020, Porter E-Commerce, Zongjian Chen, Xue’an Yan and Longji Real Estate reached a settlement under which Porter E-Commerce agreed to pay off the loan principal of RMB 2.0 million in two installments before June 30, 2021 and interest accrued on unpaid principal since January 1, 2020 at a rate of 6% per annum. In addition, under the settlement, Zongjian Chen and Xue’an Yan, the two original shareholders of Porter E-Commerce agreed to be severally and jointly liable for the payoff of the principal and interest of the loan. This amount is co-related to the amount due from shareholders in Note 8. As of March 31, 2022, there is remaining RMB 1.2 million (approximately $189,295) not yet repaid. The extension was agreed verbally between Longji Real Estate and the Company.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

8.	BALANCES WITH RELATED PARTIES

	Note	March 31, 2022	December 31, 2021
Due from shareholders
Mr. Zongjian Chen and Ms. Xiaomei Xiong (wife of Mr. Zongjian Chen)	(a)	$315,492	$313,844
Mr. Zongjian Chen (brother of Mr. Zonghua Chen)		25,938	24,772
		$341,430	$338,616

Due to shareholders
Mr. Zonghua Chen (the Company’s Chairman, Chief Executive Officer, Chief Financial Officer and President)		$1,761,533	$1,690,871
Ms. Xiaomei Xiong (wife of Mr. Zongjian Chen)		1,099,854	1,073,534
		$2,861,387	2,764,405

(a)

On April 13, 2020, Longji Real Estate filed an action against Porter E-Commerce, Zongjian Chen and Xue’an Yan related to certain loan of RMB 2 million (approximately $315,492) which occurred before Porter E-Commerce merged with the Company. On May 10, 2020, Porter E-Commerce, Zongjian Chen, Xue’an Yan and Longji Real Estate reached a settlement under which Porter E-Commerce agreed to pay off the loan principal of RMB 2 million in two installments before June 30, 2021 and interest accrued on unpaid principal since January 1, 2020 at a rate of 6% per annum. In addition, under the settlement, Zongjian Chen and Xue’an Yan, the two original shareholders of Porter E-Commerce agreed to be severally and jointly liable for the payoff of the principal and interest of the loan. Porter E-Commerce, Zongjian Chen and Xue’an Yan were also jointly liable for the litigation costs of RMB11,400 (approximately $1,769). This is co-related to the amount of refund to a third party in Note 7. As of March 31, 2022, there is remaining RMB 2 million due from Mr. Zongjian Chen and Ms. Xiaomei Xiong.

All the above balances of due to shareholders are due on demand, interest-free and unsecured. The Company used the funds for its operations. For the three months ended March 31, 2022, the Company had transactions amounted $97,846 from shareholders and $17,723 to shareholders, comparing to $1,530,917 from shareholders and $720,278 to shareholders, for the same period in 2021.

9.	CHINA CONTRIBUTION PLAN

The Company’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the three months ended March 31, 2022 and 2021, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $8,146 and $7,501, respectively, to these funds.

10.	OPERATING LEASE

The Company has operating lease for its office facilities. The lease is located at 36th Floor, Shenzhen Development Center, #2010, Renmin South Road, Luohu District, Shenzhen, Guangdong, China, 518001, which consist of approximately 1,678.75 square meters. The Company's leases have remaining terms of approximately 11 months for a lease term commencing on December 1, 2017 and ending on February 28, 2023. The lease deposit is $39,515, with a rent free period from December 1, 2017 to February 28, 2018. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes.

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

The following table provides a summary of leases by balance sheet location as of March 31, 2022 and December 31, 2021:

Assets/liabilities	March 31, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	$248,325	$310,882

Liabilities
Operating lease liability - current	$283,937	$303,067
Operating lease liability - non-current	-	52,902
Total lease liabilities	$283,937	$355,969

The operating lease expenses were as follows:

		Three Months Ended March 31,
Lease Cost	Classification	2022	2021
Operating lease cost	General and administrative expenses	$70,762	$69,300

Maturities of operating lease liabilities at March 31, 2022 were as follows:

Maturity of Lease Liabilities	Operating Leases
12 months ending March 31,
2023	295,420
Total lease payments	295,420
Less: interest	(11,483)
Present value of lease payments	$283,937

Lease liabilities include lease and non-lease component such as management fee.

Future minimum lease payments, which do not include the non-lease components, as of March 31, 2022 were as follows:

12 months ending March 31,
2023	218,473
Total	$218,473

Lease Term and Discount Rate	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases--- Shenzhen Development Center, 36/F, LuoHu, Shenzhen	0.92	1.17

Weighted-average discount rate (%)
Operating leases	8%	8%

PORTER HOLDING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In U.S. dollars)

11.	CONCENTRATIONS AND CREDIT RISK

(a)	Concentrations

In the three months ended March 31, 2022, one customer accounted for 77% of the Company’s revenues. In the three months ended March 31, 2021, no customers accounted for more than 10% of the Company’s revenues.

As of March 31, 2022, two customers accounted for 79% and 20% of the Company’s accounts receivable, respectively . As of December 31, 2021, one customer accounted for 99% of the Company’s accounts receivable.

(b)	Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of March 31, 2022, and December 31, 2021, substantially all of the Company’s cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

12.	SEGMENT REPORTING

Beginning in the period ended March 31, 2022, the Company reports two reportable segments in wine sales and training services and others.

Revenues and associated costs are directly attributable to the related segments. Unallocated corporate costs primarily include corporate initiatives, corporate shared costs, such as finance and legal, are managed centrally at a consolidated level.

The Company’s Chief Operating Decision Maker does not evaluate operating segments using asset information.

Information about segments during the periods presented were as follows. For comparative purposes, amounts in prior period has been recast:

	Three months ended March 31,
	2022	2021
Revenue
Wine sales	$1,331	$-
Training services and others	24,339	14,487
Total revenue	25,670	14,487
Loss from operations
Consulting services	$(81,991)	$(140,590)
Wine sales	(29,064)	-
Training services and others	(8,968)	(72,115)
Corporate costs, unallocated	(60,605)	(81,289)
Total loss from operations	$(180,628)	$(293,994)

13.	SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to March 31, 2022 to the date these unaudited condensed consolidation financial statements were issued. There is no material subsequent event to disclose in these unaudited condensed consolidated financial statements.

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

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in our Annual Report on Form 10-K filed on April 13, 2022, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to the combined business of Porter Holding International, Inc., a Nevada corporation, and its consolidated subsidiaries and variable interest entities;

●	“PGL” are to Porter Group Limited, a Republic of Seychelles company and our wholly-owned subsidiary;

●	“PPBGL” are to Porter Perspective Business Group Limited, a Hong Kong company and wholly-owned subsidiary of PGL;

●	“Qianhai Porter” are to Shenzhen Qianhai Porter Industrial Co. Ltd., a PRC company and wholly-owned subsidiary of PPBGL;

●	“Portercity” are to Shenzhen Porter Enterprise Management Services Co. Ltd., a PRC company;

●	“Porter E-Commerce” are to Shenzhen Porter Warehouse E-Commerce Co. Ltd., a PRC company and wholly-owned subsidiary of Portercity;

●	“Porter Consulting” are to Shenzhen Porter Shops Lot Technology Co., Ltd., a PRC company and 85% owned subsidiary of Portercity;

●	“Porter Commercial” are to Shenzhen Porter Commercial Perspective Network Co., Ltd., a PRC company and wholly-owned subsidiary of Portercity;

●	“Weifang Portercity” are to Weifang Porter City Commercial Management Company Limited, a PRC company and a 60% owned subsidiary of Portercity. Weifang Portercity was dissolved on April 22, 2021.

●	“Xinsanmao Wine” are to Shenzhen Xinsanmao Wine Co., Ltd, a PRC company and a 51% owned subsidiary of Porter E-Commerce.

●	“Guizhou Yueqian” are to Guizhou Yueqian Smart Zone Management Co., Ltd, a PRC company and a 52% owned subsidiary of Porter Consulting.

●

“VIEs” means our consolidated variable interest entities, including Portercity, and its subsidiaries (i.e. Porter E-Commerce, Porter Consulting, Porter Commercial, Xinsanmao Wine and Guizhou Yueqian), unless the context otherwise indicates;

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

Overview

Porter Holding International, Inc. is a holding company incorporated in Nevada, the United States. As a holding company with no material operations of its own, Porter Holding International, Inc. conducts its business through the VIEs in China. The VIEs contributed 100% of our consolidated results of operations and cash flows for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the VIEs accounted for 100% of our consolidated total assets and total liabilities.

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

Update on COVID-19

The ongoing coronavirus pandemic has had a material adverse effect on our industry and the markets in which we operate. Most of our revenues and our workforce are concentrated in China. The pandemic also impeded our ability to recruit new clients and made us postpone providing services to existing clients. Travel restrictions from time to time also limited clients’ ability to visit and meet us in person, which made it harder to build trust and engage clients. Updates of products information on our e-commerce platform and the delivery of goods were also delayed due to interruptions to operations of manufacturers caused by local lockdowns. The imported goods on our platform face more challenges as the pandemic continues outside China, and our distribution channel has been disrupted as the operations of our distributors are interrupted by the outbreak. The foregoing adverse impacts might be mitigated as the Chinese government has rolled out an array of favorable fiscal measures.

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

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table sets forth key components of our results of operations during the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021	Fluctuation
	Amount	Amount	Amount	%
Revenue	$25,670	$14,487	11,183	77.19%
Cost of revenue	(3,730)	(6,844)	3,114	(45.50)%
Gross profit	21,940	7,643	14,297	187.06%
Operating expenses
General and administrative expenses	(202,568)	(301,637)	99,069	(32.84)%
Loss from operations	(180,628)	(293,994)	113,366	(38.56)%
Other income	399	536,416	(536,017)	(99.93%
(Loss) income before income taxes	(180,229)	242,422	(422,651)	(174.35)%
Income tax expense	-	-	-	-
Net (loss) income	(180,229)	242,422	(422,651)	(174.35)%
Less: Net loss attributable to non-controlling interests	(14,951)	(3,404)	(11,547)	339.22%
Net (loss) income attributable to Porter Holding International Inc. common stockholders	$(165,278)	$245,826	(411,104)	(167.23)%

Revenue. Our revenue was $25,670 for the three months ended March 31, 2022, compared to $14,487 for the same period last year. One of our revenue sources is to provide various consulting services to our customers, especially those who have the intention to be publicly listed, primarily on the stock exchanges in the United States. Service income from the provision of these consulting services totaled $nil and $nil for the three months ended March 31, 2022 and 2021, respectively. This was mainly attributable to the impacts of COVID-19 and depressed market demand. Starting from 2019, the Company provides various training services to its clients, primarily related to e-commerce platform operation, expansion of channels, promotion strategy and capital market operation, via live and online sessions. The service income from providing training services totaled $19,692 and $1,947 for the three months ended March 31, 2022 and 2021. Through Porter Consulting, we also promote the payment service of third-party payment service providers to merchants in Shenzhen and in return share a portion of the processing fees earned by the third-party payment service providers in the form of commission. Our commission totaled $4,001 and $8,609 for the three months ended March 31, 2022 and 2021, respectively. The approximately 53.53% decline in commission for the first quarter of 2022 was also the result of the COVID-19 pandemic. Revenues of $646 and $3,236 were generated from trading business for the three months ended March 31, 2022 and 2021, respectively. The Company started the wine sales business in late 2021 and revenue of wine sales was $1,331 and $nil for the three months ended March 31, 2022 and 2021, respectively. Revenue of others were $nil and $695 for the three months ended March 31, 2022 and 2021, respectively.

Cost of revenue. Our cost of revenue was $3,730 for the three months ended March 31, 2022, compared to $6,844 for the same period last year. Cost of revenue mainly consists of the cost incurred in third-party payment service. The decrease of cost of revenue is due to the decrease of third-party payment service.

Gross profit and gross margin. Our gross profit was $21,940 for the three months ended March 31, 2022, compared to $7,643 for the same period last year. Gross profit as a percentage of revenue (gross margin) was 85.47% for the three months ended March 31, 2022, compared to 52.76% for the same quarter last year. The increase in gross profit was in line with an increase in revenue and mainly due to the increase of revenue from providing training services which has a higher profit margin.

General and administrative expenses. As shown below, our general and administrative expenses consist primarily of bad debt provision, compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $99,069 to $202,568 for the three months ended March 31, 2022, compared to $301,637 for the same period of 2021. Decrease was mainly due to a decrease in salary and staff benefit, legal and professional fees and other expenses by $26,950, $40,214 and $29,739, respectively, compared to corresponding period in prior year. The decrease was mostly due to the depressed market demand and the cost reduction strategy of the Company as a result of the impact of COVID-19.

	Three months ended March 31,
	2022		2021		Fluctuation
	Amount	%	Amount	%	Amount	%
Salary and staff benefit	$67,109	33.13	$94,059	31.18	$(26,950)	(28.65)
Lease and management fee	70,762	34.93	72,068	23.89	(1,306)	(1.81)
Legal and professional fee	56,358	27.82	96,572	32.02	(40,214)	(41.64)
Depreciation and amortization	2,117	1.05	2,977	0.99	(860)	(28.89)
Others	6,222	3.07	35,961	11.92	(29,739)	(82.70)
Total	$202,568	100.00	$301,637	100.00	$(99,069)	(32.84)

Other income. Our other income was $399 and $536,416 for the three months ended March 31, 2022 and 2021. The other income for the three months ended March 31, 2021 was primarily comprise of the compensation received with the termination of the Weifang project in 2021. In January 2021, Weifang Portercity agreed with the local government to terminate the project, which was signed on August 25, 2018 for Weifang Portercity to facilitate investment and promote business opportunities for the Weifang region. As the local government changed its development strategy, it determined to terminate the Weifang project. Consequently, Weifang Portercity received a non-recurring compensation of RMB3,474,828 (approximately $536,101) from the local government to compensate its upfront establishment expenses including expenditure relating to office renovation, office equipment and supplies in the first quarter of 2021.

Income tax expense. Our Income tax expense was $nil and $nil for the three months ended March 31, 2022 and 2021.

Net loss. As a result of the cumulative effect of the factors described above, there was a net loss of $180,229 and a net income of $242,422 for the three months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

Working Capital

	March 31, 2022	December 31, 2021
Current Assets	$520,606	$438,456
Current Liabilities	4,031,477	3,763,925
Working Capital Deficiency	$(3,510,871)	$(3,325,469)

As of March 31, 2022, we had cash of $108,892. To date, we have financed our operations primarily through borrowings from our stockholders and related parties.

Going Concern Uncertainties

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern.

We have considered whether there is substantial doubt about our ability to continue as a going concern given (1) our loss from operations approximately $180,628 for the three months ended March 31, 2022, (2) our accumulated deficit of approximately $4,663,876 as of March 31, 2022 and (3) the fact that we had negative operating cash flows of approximately $5,654 for the three months ended March 31, 2022.

As of March 31, 2022, our cash balance was $108,892 and our current liabilities exceed current assets by $3,510,871. Our cash balance as of March 31, 2022 is not sufficient to support our operations for the next 12 months after the date that the financial statements were issued. The negative operating results of cash flow and working capital deficiency for the quarter ended March 31, 2022 raise substantial doubt about our ability to continue as a going concern. Our continued operations are highly dependent upon our ability to increase revenues and if needed, to complete equity and/or debt financing.

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

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(5,654)	$(162,925)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	80,124	810,639
Effect of exchange rate changes on cash	3,227	(10,629)
Net increase (decrease) in cash	77,696	637,085
Cash at the beginning of period	31,196	24,912
Cash at the end of period	$108,892	$661,997

Operating Activities

Net cash used in operating activities was $5,654 for the three months ended March 31, 2022, as compared to $162,925 net cash used in operating activities for the three months ended March 31, 2021. The net cash used in operating activities for the three months ended March 31, 2022 was mainly due to our net loss of $180,229 and a decrease in operating lease liabilities of $73,804, partially offset by the increase in amortization of operating lease right-of-use assets of $64,105, an increase in deferred revenue of $109,219 and an increase in accruals and other payables of $77,484. The net cash used in operating activities for the three months ended March 31, 2021 was mainly due to our net income of $242,422, partially offset by the decrease in accruals and other payables of $379,121 and deferred revenue of $64,461.

Investing Activities

Net cash provided by investing activities was $nil for the three months ended March 31, 2022, as compared to $nil net cash provided by investing activities for the three months ended March 31, 2021.

Financing Activities

Net cash provided by financing for the three months ended March 31, 2022 was $80,124, as compared to $810,639 for the three months ended March 31, 2021. For the three months ended March 31, 2022, we obtained advances of $97,846 from shareholders and repaid $17,723 to shareholders. For the three months ended March 31, 2021, we obtained advances of $1,530,917 from shareholders and repaid $720,278 to shareholders.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial information has been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. There were no other material changes to the critical accounting policies previously disclosed in our audited consolidated financial statements for the year ended December 31, 2021 included in the Annual Report on Form 10-K filed on April 13, 2022.

Recent Accounting Pronouncements

Please refer to “Note 2. Basis of Presentation and Summary of Significant Accounting Policies—Recent Accounting Pronouncements” to our condensed consolidated financial statements, for a discussion of relevant pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2022 due to the following material weaknesses that our management identified in our internal control over financial reporting as of March 31, 2022:

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our unaudited condensed consolidation financial statements as of and for the period ended March 31, 2022 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 13, 2020, Henan Longji Real Estate Development Co., Ltd. (“Longji Real Estate”) filed an action against Porter E-Commerce, Zongjian Chen and Xue’an Yan related to certain loan in the principal amount of RMB 2.0 million (approximately $283,082) which loan occurred before Porter E-Commerce merged with the Company. On May 10, 2020, Porter E-Commerce, Zongjian Chen, Xue’an Yan and Longji Real Estate reached a settlement under which Porter E-Commerce agreed to pay off the loan principal of RMB 2.0 million in two installments before June 30, 2021 and interest accrued on unpaid principal since January 1, 2020 at a rate of 6% per annum. In addition, under the settlement, Zongjian Chen and Xue’an Yan, the two original shareholders of Porter E-Commerce agreed to be severally and jointly liable for the repayment of the principal and interest of the loan. Porter E-Commerce, Zongjian Chen and Xue’an Yan were also jointly liable for the litigation costs of RMB11,400 (approximately $1,614). As of March 31, 2022, RMB 0.8 million (approximately $125,707) of the total RMB 2.0 million (approximately $283,082) had been repaid. Longji Real Estate and Porter E-Commerce have verbally agreed to extend the repayment of the loan.

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

Date: May 16, 2022

PORTER HOLDING INTERNATIONAL, INC.

By:	/s/ Zonghua Chen
Zonghua Chen
Chief Executive Officer and Chief Financial Officer